Form 10KSB
period 1996-05-31
USASURANCE GROUP INC
filed 1996-09-10
CIK 1001805

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

      [ ] Transitional Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                        For the fiscal year ended May 31, 1996

                             Commission File No. 0-26920

                                 USASURANCE GROUP, INC.
                    (Name of small business issuer in its charter)

          Colorado                                         84-1298212
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number
                                  7345 E. Peakview Ave.
                                Englewood, Colorado 80111
                                      (303) 689-0123
           (Address, including zip code and telephone number, including area code, of registrant's executive offices)

             Securities registered under Section 12(b) of the Exchange Act:
                                           none

             Securities registered under Section 12(g) of the Exchange Act:
                                        Common Stock
                                      (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $ 39,903


                            (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 28, 1996:
$5,076,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 28, 1996 there were 1,566,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                   This Form 10-KSB consists of 32 pages.
                Exhibit Index is Located at Page Thirty-One.

                             TABLE OF CONTENTS

                          FORM 10-KSB ANNUAL REPORT

                            USASURANCE GROUP, INC.

                                                              PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          5
Item 3.    Legal Proceedings...........................          6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................          6
Item 7.    Financial Statements........................         10
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         24

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         24
Item 10.   Executive Compensation......................         26
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         27
Item 12.   Certain Relationships and Related
               Transactions............................         28

PART IV
Item 13.   Exhibits and Reports of Form 8-K............         29


SIGNATURES.............................................         30


                               PART I

ITEM 1. DESCRIPTION OF BUSINESS.

          USAsurance Group, Inc. (the "Company"), is a company incorporated pursuant to the laws of the State of Colorado on January 15, 1991, for the purpose of engaging as an insurance brokerage company. The Company did not undertake any business activities relevant thereto and in June 1995, the Company's Board of Directors elected to change the Company's principal business activities to the viatical settlement industry. Viatical settlements are made to persons who are terminally ill and who want to sell their life insurance to obtain the benefit of the money provided by the settlement during the remainder of their life. The term viatical is derived from the Latin word viaticum which means money for traveling expenses. In the business context, a viatical settlement provides financial comfort and dignity to the terminally ill person.

          Since June 1995, the Company has purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Three of these policies with a face amount of $151,100 have matured and the proceeds from these policies have been paid to the Company, which received the net aggregate amount of $39,903.

          Of the policies purchased by the Company since June 1995, all of these policies have been purchased from individuals diagnosed with Human Immunodeficiency Virus (HIV). In deference to new treatments involving combinations of various drugs for treating HIV positive patients, the Company has temporarily slowed down its activities relating to the purchasing of policies which insure people afflicted with AIDS and HIV and will not take an aggressive approach to such acquisitions until additional information can be obtained and analyzed relating to the effect these new treatments.
At present, management is of the opinion that insufficient information is available to allow the Company to make decisions on accrual periods or in the methodology for income recognition. The Company is continuing to analyze available data regarding new treatments and cannot, as of the date of this report, predict what impact this situation will have on its business, prospects, results of operations or financial position. Additionally, the Company has not determined the implication of these recent developments on the Company's strategic direction. The Company will not utilize any additional debt capital to purchase insurance policies from individuals diagnosed as HIV positive or with AIDS, assuming that such debt capital would be made available to the Company, of which there can be no assurance. However, the Company will consider purchasing insurance policies of persons afflicted with other terminal diseases.

          In the event management decides that attempting to continue to implement the Company's present business plan becomes impractical, management may consider diverting the Company's future business plan into other areas in which management has experience, including other insurance related areas.

Other Matters

          In June 1995, the Company's former President, Terry Whiteside, loaned the Company the principal sum of $42,342, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. Repayment of this obligation was originally due in June 1996, but was extended to June 1997 by mutual agreement. In
August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000, which was due in August 1996. Repayment of this note was also extended until August 1997. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. This loan is now due in August 1997.
Each of these aforesaid loans accrue interest at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

          In August 1995, the Company successfully completed a private placement of its common stock pursuant to an exemption from registration provided by Rule 504 of Regulation D, as promulgated under the Securities Act of 1933, as amended. The Company sold
66,000 shares of its common stock, par value $0.0001 per share, to 7 investors for aggregate gross proceeds of $330,000 ($5.00 per share).

Employees

          During the fiscal year ended May 31, 1996, the Company had no salaried employees. However, it did have three non-salaried employees, including two executive officers, Terry Whiteside, the former President of the Company and Thomas Chase, the former
Secretary and present President of the Company and one administrator. However, during the fiscal year ended May 17, 1996, the Company recorded approximately $33,000 in salary expense. See "Item 7, Financial Statements" and "Item 9, Directors, Executive Officers, Promoters and Control Persons."

ITEM 2.  DESCRIPTION OF PROPERTY

          Facilities. The Company subleases its offices at 7345 E. Peakview Ave., Englewood, Colorado 80111, a building owned jointly by unaffiliated parties. The Company has been provided this space on a rent free basis. Beginning in December, 1996, the Company will be obligated to pay rent in the sum of $1,000 per month pursuant to an oral lease arrangement, on a month-to-month basis. The Company's offices consist of approximately 1,200 square feet of executive office space and secretarial area. Management believes that this space will meet the Company's needs for the foreseeable future. The Company did not pay any rent during its 1996 fiscal year.

          Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

          (a) Market Information. The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board operated by the NASD commencing March 1, 1996 (the date the Company's Common Stock commenced trading). On August 28, 1996, the last reported sales price was $6.50 bid, $7.25 asked.

        Quarter Ended                      Bid Price
                                         Low       High
                                        _____     _____
        May 31, 1996                    $5.00     $6.00


          (b) Holders. There are 23 holders of the Company's Common Stock, not including those shareholders holding their securities in "street name".

          (c) Dividends. The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended May 31, 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Results from Operations for the Fiscal Year Ended May 31, 1996

          During the fiscal year ended May 31, 1996, the Company had earned discounts of approximately $40,000 on purchased life insurance policies. General and administrative expenses totaling $63,810 included approximately $33,000 of contributed salaries and approximately $14,000 in professional services. The Company had no revenues or expenses for the fiscal year ended May 31, 1995, as the Company had no operations during that year.

          The Company, while incorporated in January 1991, did not commence business operations until June 1995, when the present business plan of the Company was adopted. Since June 1995, the Company has purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Three of these policies in the amount of $151,100 have matured and the proceeds from these policies have been paid to the Company. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchased price paid for the policy;
(ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and (iv) amounts paid to the Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy will change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by our medical consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

          The unearned discount is accrued over the accrual period using the straight line method, regardless when the Company collects the face value. Under the straight line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

          The weighted average original Accrual period of the Company's portfolio of policies comprising "purchased life insurance policies" and "matured policies receivable" as of August 28, 1996 was 9.0 months. At that date, 4.5 months of the accrual period had elapsed, leaving a weighted average remaining accrual period at the end of the period of 4.5 months. The average accrual period will change as the composition of policies comprising the Company's portfolio changes. To the extent the Company purchases policies insuring lives of individuals with longer life expectancies, the average accrual period will become longer. The Company has a relatively limited operating history and as it accumulates more experience and data, it may need to revise the accrual periods for existing and newly acquired policies to reflect more accurately such experience and data. In addition, the Company has been using several consultants to estimate life expectancies of insured's afflicted with AIDS. Accrual periods may also be revised if (i) such consultants become more or less accurate in their estimates of life expectancies of insured persons; (ii) the Company uses additional or different consultants who produce different levels of accuracy ; or (iii) the Company purchases more non-Aids policies or policies insuring the lives of individuals with longer life expectancies, both of which may result in different levels of life expectancy accuracy.

          Any change in accrual periods will not cause a restatement of earned discounts in prior periods but will impact earned discounts in the current and future periods on both policies then owned by the Company (by either accelerating or decelerating the recognition of remaining unearned discount) and policies thereafter acquired by the Company. The Company cannot predict how any accrual period will change, if at all, in the future.

Liquidity and Capital Resources

          The Company's primary need for capital has been, and will continue to be, the funding of policy purchases. Since commencement of its business operations described herein in June 1995, the Company has primarily utilized the proceeds which it derived from its private offering to implement its business plan of purchasing insurance policies. The Company intends to attempt to continue to implement its present business plan, except as described herein. While it is perceived by management that there are numerous potential sellers in the Viatical market, management believes that the Company may be limited in the number of insurance policies the Company may acquire because of the Company's present limited financial resources. In response thereto, management has undertaken various discussions with investment bankers and venture capitalists in order to arrange to provide the Company with additional financial resources. As a result, in October 1995, the Company received and accepted a proposal from Ambient Capital Group, Inc., Los Angeles, California ("Ambient"), for Ambient to serve as the Company's exclusive financial advisor in initially raising up to $5 million on a debt or quasi-debt basis, as well as further capital raising activities over an initial three month period. By mutual agreement, this contract was terminated on May 31, 1996. The Company is again seeking out and having discussions with other possible funding sources but as of the date of this report there is no agreement between the Company and any other entity wherein the Company will receive any additional capital, either debt or equity. There can be no assurances that the Company will obtain such funds from any entity in the future. In the event the Company is unable to obtain additional capital, management intends to continue to fund the Company's acquisition of insurance policies through the proceeds derived from operations, if any. There can be no assurances that the Company will continue to generate profits from its current operations, or if such profits continue to be generated to significantly increase the number of policies it purchases. If possible, the Company may explore the possibility of obtaining loans from established financial institutions. However, while the Company has had informal discussions with various financial institutions to obtain loans, as of the date hereof, there is no agreement between the Company and any financial entity wherein the Company will obtain any additional funding, either equity or debt.

          The Company's cash requirements have been and will continue to be significant in order to finance its policy purchases. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not related to the collection of cash by the Company on policies. Net cash flows provided by operating activities reflect net income (loss) adjusted to reflect earned discounts on life insurance policies, assets and liabilities.

          It is not anticipated that the Company will expend any of its present financial resources on the purchase of any significant equipment in the future, nor is it anticipated that the number of employees of the Company will increase to any significant degree in the future.

Trends

          Of the policies purchased by the Company since June 1995, all of these policies have been purchased from individuals diagnosed with Human Immunodeficiency Virus (HIV). In deference to new treatments involving combinations of various drugs for treating HIV positive patients, the Company has temporarily slowed down its activities relating to the purchasing of policies which insure people afflicted with AIDS and HIV and will not take an aggressive approach to such acquisitions until additional information can be obtained and analyzed relating to the effect these new treatments.
At present, management is of the opinion that insufficient information is available to allow the Company to make decisions on accrual periods or in the methodology for income recognition. The

Company is continuing to analyze available data regarding new treatments and cannot, as of the date of this report, predict what impact this situation will have on its business, prospects, results of operations or financial position. Additionally, the Company has not determined the implication of these recent developments on the Company's strategic direction. The Company will not utilize any additional debt capital to purchase insurance policies from individuals diagnosed as HIV positive or with AIDS, assuming that such debt capital would be made available to the Company, of which there can be no assurance. However, the Company will consider purchasing insurance policies of persons afflicted with other terminal diseases.

          In the event management decides that attempting to continue to implement the Company's present business plan becomes impractical, management may consider diverting the Company's future business plan into other areas in which management has experience, including other insurance related areas.

ITEM 7.  FINANCIAL STATEMENTS

                                 USAsurance Group, Inc.

                                  Financial Statements
                                   For the Year Ended
                                      May 31, 1996

                            INDEX TO FINANCIAL STATEMENTS





                                                                  PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . .     F-2

Balance Sheet - May 31, 1996 . . . . . . . . . . . . . . . . .     F-4

Statements of Operations - For the Years Ended
     May 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .     F-5

Statement of Changes in Stockholders' Equity -
     For the Period from June 1, 1994 through May 31, 1996 . .     F-6

Statements of Cash Flows - For the Years Ended
     May 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .     F-7

Notes to Financial Statements  . . . . . . . . . . . . . . . .     F-8


                         INDEPENDENT AUDITOR'S REPORT








Board of Directors
USAsurance Group, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of USAsurance Group, Inc. as of May 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAsurance Group, Inc. as of May 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Hein + Associates LLP

Hein + Associates LLP

Denver, Colorado
August 6, 1996

                      KISH, LEAKE & ASSOCIATES, P.C.
                       Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.          7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.               Englewood, Colorado 80111
                                            Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                    Facsimile (303) 779-5724



                        Independent Auditor's Report

To:  The Board of Directors
     USAsurance Group, Inc.

We have audited the balance sheet (not included herein) and the accompanying statement of operations, shareholders' equity, and cash flows for the year ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of USAsurance Group, Inc. for the years ended May 31, 1995, in conformity with generally accepted accounting principles.


Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
September 19, 1995

                              USAsurance Group, Inc.

                                   BALANCE SHEET
                                    MAY 31, 1996


                                       ASSETS
Current Assets:
     Cash                                              $124,540
     Purchased Life Insurance Policies                  379,405
     Other assets                                        14,430

                                                       ________
          Total current assets                          518,375

Deferred Tax Asset                                        6,100
                                                       _________

Total Assets                                           $524,475


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                  $  1,534
     Deferred tax liability                              10,900
     Accrued Interest                                     9,205
                                                       ________
          Total current liabilities                      21,639

Long-Term Debt, Related Parties                         175,340

Stockholders' Equity:
     Preferred stock, $.01 par value;
      1,000,000 shares authorized,
      none outstanding                                        0
     Common stock, $.0001 par value;
      900,000,000 shares authorized,
      1,566,000 shares issued and outstanding               157
     Additional paid-in capital                         364,991
     Accumulated deficit                               ( 37,652)
                                                       ________
          Total stockholders' equity                    327,496
                                                       ________

Total Liabilities and Stockholders' Equity             $524,475

             See accompanying notes to these financial statements.

                             USAsurance Group, Inc.

                            STATEMENTS OF OPERATIONS


                                               For the Years Ended
                                                     May 31,
                                                 1996        1995
                                               ________     ______
Revenues                                       $ 39,903     $    0


General and Administrative Expenses              63,810          0
                                               ________     ______

Loss from Operations                           ( 23,907)         0

Other Income (Expense):
     Interest income                              1,760          0
     Interest expense                          (  9,205)         0
                                               ________     ______
      Other, net                               (  7,445)         0

Loss Before Taxes                              ( 31,352)         0

     Deferred tax expense                      (  4,800)         0
                                               ________     ______

Net Loss                                       $(36,152)    $    0


           See accompanying notes to these financial statements.


                            USAsurance Group, Inc.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 1, 1994 THROUGH MAY 31, 1996


                          Common Stock       Preferred Stock     Additional
                                                                  Paid-In    Accumulated
                        Shares    Amount      Shares  Amount      Capital      Deficit       Total
                      _________   ______      ______  ______     __________   _________    ________
Balances,
 June 1, 1994
 and May 31, 1995     1,500,000   $  150           0  $    0     $    1,350   $ (1,500)    $      0

 Contributed
 Services and Rent            0        0           0       0         34,200          0       34,200

 Issuance of common
 stock August 1995
 - for cash              66,000        7           0       0        329,441          0      329,448

 Net (Loss)                   0        0           0       0              0    (36,152)     (36,152)
                      _________    _____      ______  ______     __________   ________     ________
Balances,
 May 31, 1996         1,566,000   $  157           0       0     $  364,991   $(37,652)    $327,496


[FN]
             See accompanying notes to these financial statements.

                           USAsurance Group, Inc.

                          STATEMENTS OF CASH FLOWS


                                                 For the Years Ended
                                                        May 31,
                                                   1996       1995
                                                 ________   ________
Cash Flows from Operating Activities:
   Net loss                                      $(36,152)  $      0
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Contributed services and rent              34,200          0
        Earned discount on purchased
          life insurance policies                 (39,903)         0
        Deferred tax                                4,800          0
        Changes in operating
          assets and liabilities:
            Purchased life insurance policies    (489,795)         0
            Collections on life
              insurance policies                  151,000          0
            Other assets                          (14,430)         0
            Accounts payable and accrued expenses     827          0
            Accrued interest payable                9,205          0
                                                 _________  ________
     Net cash used in operating activities       (380,248)         0

Cash Flows from Financing Activity:
   Proceeds from issuance of common stock         329,448          0
   Proceeds from issuance of notes payable        175,340          0
     Net cash provided by financing activities    504,788          0
                                                 ________   ________

Increase in Cash                                  124,540          0

Cash, at beginning of year                              0          0
                                                 ________   ________

Cash, at end of year                             $124,540   $      0


             See accompanying notes to these financial statements.


                             USASURANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies:

          Organization and Nature of Operations - USAsurance Group, Inc. (the Company) was incorporated as a Colorado Corporation in 1991 and commenced business in June 1995. The Company's principal business activities are currently in the viatical settlement industry. Viatical settlements are made to persons who are terminally ill and who want to sell their life insurance to obtain the benefit of the money provided by the settlement during the remainder of their life.

          Purchased Life Insurance Policies - The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the Accrual Period), the difference (the unearned discount) between, (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized costs, and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy (not to exceed the face amount of the policy): (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy, and (iv) amounts paid to the Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy will change over time, and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds, if the policy becomes covered by premium waiver provisions. The length of the Accrual Period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. This estimate is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

                                     F-8
                                                                19

                              USASURANCE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

          The unearned discount is accrued over the accrual period using the straight-line method. Under the straight-line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

          Differences will arise between the timing of estimated and actual collections. The Company recalculates the accrual periods periodically, based on medical analyses and using actual collection experience and, if necessary, adjusts prospectively the period over which income is recognized.

          The Company will purchase both group and individual policies that will include term, whole life, and universal life insurance.
          Upon maturity of the policies the Company will then receive the face amount of the policy in the form of a cashiers check made out to the Company usually within 30 days.


          In July 1996, the International AIDS conference reported there were a number of studies which indicated that treatments involving various drugs were substantially reducing and perhaps eradicating the levels of Human Immunodiffiency Virus (HIV) detectable in the blood of persons previously diagnosed with HIV and AIDS. All of the Company's historical purchases have involved policies insuring the lives of individuals with HIV or AIDS. The Company continues to analyze the effect of such research results on its business and in particular, purchases by the Company of policies, the timing of collections on owned policies and the appropriateness of the accrual period over which the Company recognizes income or earned discounts.

          Income Taxes - The Company accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method prescribed by SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax change.

                              USASURANCE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

          Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

          Concentration of Credit Risk - Financial instruments that subject the Company to concentration of credit risk consist primarily of receivables from insurance companies which are the obligors under insurance policies purchased by the Company. As of June 30, 1995, the Company had seven purchased life insurance policies with individual insurers with aggregate face values that individually represented greater than 5% of the total purchased life insurance policies.

          Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of notes payable, account payable and accrued liabilities approximate fair value. The carrying amount of purchased life insurance policies may be in excess of fair value as approximately $198,000 is carried at maturity value, however, the contract has not yet matured. No further income will be earned on these policies. Fair value on these policies are estimated at approximately $188,000.

          Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company makes significant assumptions concerning accrual period of the Company's purchased policies. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the accrual period on purchased life insurance policies be further revised in the near term and such revisions could be material. Actual results could differ from those estimates.

2.        Purchased Life Insurance Policies:

          Purchased life insurance policies consist of the following as of May 31, 1996:


          Capitalized costs of purchased
            life insurance policies                           $360,325
          Earned discount                                       19,080
                                                              ________
          Purchased life insurance policies                   $379,405


                             USASURANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

          Purchased life insurance policies included in the above table for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of the following at May 31, 1996:

          Capitalized costs of purchased
            life insurance policies                           $197,000
          Earned discount                                        1,000
                                                              ________

          Included in purchased life insurance policies       $198,000


          During the year ended May 31, 1996, the Company purchased life insurance policies totaling $146,000 at face value from an entity which is a 2% stockholder of the Company.

3.        Stockholders' Equity:

          The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

          During August 1995, the Company sold, in a private placement, 66,000 shares of common stock for $5.00 per share. Proceeds of $329,448 is net of $552 of offering costs.

          During the year ended May 31, 1996, the Company's management contributed $33,000 of services and $1,200 of office space, both of which have been recorded as a contribution to equity and as general and administrative expenses.


4.        Long-Term Debt:

          Notes payable as of May 31, 1996 consist of the following:

          Note payable to stockholder and officer
          of the Company, with interest at 7%.
          Principal and interest due August 1996.
          Subsequent to year-end, the note payable
          was extended to August 1997.                     $ 58,000

          Note payable to the stockholder and officer
          of the Company, with interest at 7%.
          Principal and interest due June 1996.
          Subsequent to year-end, the note payable
          was extended to June 1997.                         42,342




                            USASURANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

          Note payable to stockholder, with interest
          at 7%.  Principal and interest due September
          1996.  Subsequent to year-end, the note
          payable was extended to September 1997.            75,000
                                                           ________

          Total long-term debt                             $175,342


5.        Income Taxes:

          The amounts which give rise to the net deferred tax asset (liability) as of May 31, 1996, are as follows:

                                           Current    Long-Term
                                           ________   __________
          Deferred assets (liabilities):
            Purchased life
              insurance policies           $(10,900)  $        0
          Net operating loss carryforward         0        6,100
                                           ________   __________

          Net deferred tax asset
            (liability)                    $(10,900)  $    6,100


          As of May 31, 1996, the Company has a net operating loss carryforward of approximately $16,400 which, if not used, expire in the years 2010 and 2011.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

          On May 31, 1996, Kish, Leake & Associates, P.C., the Company's independent accountant for the prior two fiscal years prior to May
31, 1996, resigned. The Company's financial statements for the two fiscal years ended May 31, 1994 and 1995 were prepared by Kish, Leake & Associates, P.C. and contained no adverse opinion or disclaimer of opinion, nor were qualified as to uncertainty, audit scope, or accounting principles.

          Also on May 31, 1996, the Company engaged the accounting firm of Hein + Associates LLP as the independent public accountants to audit the Company's fiscal year ended May 31, 1996, as well as future financial statements, to replace the firm of Kish, Leake &
Associates, P.C. This change in independent accountants was approved by the Board of Directors of the Company.

          There were no disagreements during May 31, 1994 and 1995 and subsequent periods with Kish, Leake & Associates, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

          The Directors and Officers of the Company as of the date of this report are as follows:

              Name                 Age            Position
     _______________________       ___       ___________________
     Thomas J. Chase                56       President, Director
     Matthew J. Kavanagh III        61       Secretary, Director
     Duane C. Peterson              70       Director


          All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

          There are no family relationships among the officers and directors. There is no arrangement or understanding between the

Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

          (b) Resumes:

          Thomas J. Chase, President and a director. Mr. Chase has been a director of the Company since its inception. Also, from inception through May 31, 1996, Mr. Chase held the position of Secretary of the Company. He was appointed President of the Company on May 31, 1996. Since March 1988, Mr. Chase has been
President and sole owner of Tom Chase & Co., Inc., a privately held Colorado corporation engaged as a broker of insurance and financial services. Primarily, this company functions as a broker for property and casualty insurance, life insurance and commercial mortgages. Mr. Chase received a Bachelor of Science degree in business administration from Miami University (Ohio) in 1963. He devotes only such time as necessary to the business of the Company.

          Matthew J. Kavanagh III, Secretary and a director. Mr. Kavanagh was appointed to his positions with the Company on May 31, 1996. Since September 1982, Mr. Kavanagh has been the President of The Amherst Group Ltd., a privately held corporation located in Englewood, Colorado, engaged in consulting services, including sales, marketing, franchising, real estate development and fund raising to growth and development stage companies. Mr. Kavanagh holds a Bachelor of Arts degree from Southern Methodist University in Dallas, Texas. Mr. Kavanagh received a professional certification as a Chartered Life Underwriter in 1969. Additionally, he is a licensed real estate broker and insurance broker in the State of Colorado. Mr. Kavanagh devotes only such time as is necessary to the business of the Company.

          Duane C. Peterson, director. Mr. Peterson has been a director of the Company since its inception. Mr. Peterson has been retired for the past five years, acting as a private investor on his own behalf. Mr. Peterson graduated with a Bachelor of Science degree from Northwestern University in 1948 and received a Master's Degree from the Kellog School of Business, also in 1948. He devotes only such time as necessary to the business of the Company.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were timely filed. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

          The following table reflects all forms of compensation for services to the Company for the year ended May 31, 1996 of the chief executive officer of the Company.

                          SUMMARY COMPENSATION TABLE
                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Terry A.
Whiteside
President &       (1)(2)
Director    1996  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

(1)  Ms. Whiteside did not receive any salary during the fiscal year ended May
     31, 1996 from the Company.   She resigned her positions with the Company
     effective May 31, 1996 and was replaced by Thomas Chase.

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending May 31, 1997.


          The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The
Company did not reimburse any director for such expenses during the fiscal year ended May 31, 1996.

          In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1996.

          There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers. As part of the proposals to be included in the Company's special meeting of shareholders, the adoption of a Stock Option Plan is being presented to shareholders for approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

          (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

          The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown and there are no outstanding arrangements which would result in change of control of the Company.

                  Name and            Amount and
                  Address of           Nature of
Title of          Beneficial          Beneficial         Percent of
 Class               Owner             Ownership            Class
________       ____________________   __________         __________

Common         Terry Whiteside          775,000             49.5%
               7345 E. Peakview Ave
               Englewood, CO 80111


Common         Duane C.Peterson(1)        5,000               *
               7345 E. Peakview Ave.
               Englewood, CO 80111

Common         Thomas J. Chase(1)         5,000               *
               7345 E. Peakview Ave.
               Englewood, CO  80111

Common         All Officers and         785,000             50.1%
               Directors as a
               Group (4 persons)
_________________________

* Less than 1%
(1)       Officer and/or director of the Company.

(2) The information relating to beneficial ownership of the Company's common stock is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power, the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In June 1995, Terry Whiteside, the Company's former President loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and are presently due in June 1997, August 1997 and August 1997, respectively, with interest accruing at the rate of 7% per annum.
The Company utilized the proceeds of these loans to purchase insurance policies.

          Management believes that because the Company had no assets or other collateral at the time such loans were made, no established financial institution would have undertaken to make any loans to the Company. Further, management believes that the terms of these loans are more favorable to the Company than could have been provided by any other financing entity, had such a financing entity been amenable to undertaking such lending activities.

          Between July and September 1995, the Company successfully concluded a private placement of its common stock pursuant to exemptions from registration included under Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. In this private offering, the Company sold an aggregate of 66,000 shares of its common stock to 7 investors for total subscriptions of $330,000 ($5.00 per share).

          The Company reimburses its executive officers and directors from time to time for out-of-pocket expenditures, including travel, long distance telephone, photocopying and similar such costs and expenses, paid by them on behalf of the Company. The total amount of expense reimbursements by the Company to any executive officer and/or director did not exceed $10,000 in the Company's fiscal year ended May 31, 1996.

          During the fiscal year ended May 31, 1996, the Company purchased life insurance policies totalling $146,000 at the face value of the policy from an entity which is approximately a 2% stockholder of the Company.

                                PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

          The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 3, 1995 and are incorporated by reference herein:

          *3.1   Certificate and Articles of Incorporation

          *3.2   Bylaws

          EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on July 27, 1994 and are incorporated by reference herein.

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K with the Securities and Exchange Commission on or about May 31, 1996, wherein the Company advised of the change in certified public accountants, of the termination of the Ambient financing agreement and the resignation of Terry Whiteside as the Company's President and a director.

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1996.

                                        USASURANCE GROUP, INC.
                                        (Registrant)


                                        By:/s/ Thomas J. Chase
                                           Thomas J. Chase,
                                           President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 1996.


/s/ Thomas J. Chase
Thomas J. Chase, Director


/s/ Duane C. Peterson
Duane C. Peterson, Director


/s/ Matthew J. Kavanagh, III
Matthew J. Kavanagh, III, Director

                              USASURANCE GROUP, INC.

                     Exhibit Index to Annual Report on Form 10-KSB
                         For the Fiscal Year Ended May 31, 1996
EXHIBITS                                                              Page No.
  EX-27    Financial Data Schedule . . . . . . . . . . . . . . . . . .     32




