Form 10QSB
period 1996-08-31
USASURANCE GROUP INC
filed 1996-10-22
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  August 31, 1996

                  Commission File Number:  0-26920



                       USAsurance Group, Inc.
 (Exact name of small business issuer as specified in its charter)


                              Colorado
    (State or other jurisdiction of incorporation or organization)

                             84-1298212
                  (IRS Employer Identification No.)

                         7345 E. Peakview Ave.
                          Englewood, Colorado
                (Address of principal executive offices)

                                80111
                             (Zip Code)

                           (303) 689-0123
                     (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No _____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1996, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended August 31, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

GENERAL

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

RESULTS FROM OPERATIONS

Comparison of Results of Operations for the three month period ended August 31, 1996 and three month period ended August 31, 1995

     The Company's revenues for the three month period ended August 31, 1996 were $5,059 compared to $2,438 for the three month period ended August 31, 1995. The increase in revenues was a result of the maturity of policies during the three months ended August 31, 1996. Total revenues increased $2,621 or 108% from $2,438 to $5,059. In the three month period ended August 31, 1996, expenses increased $15,313, or 573% from $2,671 to $17,984 in August 31,
1995. This increase was due to costs associated with increased general and administrative expenses, including legal and accounting expenses.

     The Company's net operating income increased from ($233) to ($12,925), primarily due to the increase of operating activities.

     Interest expense increased by approximately $2,819. The increase resulted primarily from notes payable issued to the Company's lenders, to fund purchases of policies.

     Since June 1995 the Company has purchased, for its own account, 12 different insurance policies with a face value of $628,294 from individuals, for an aggregate purchase price of

$565,795. Three of these policies in the amount of $183,100 have matured and the proceeds from these policies have been paid to the Company. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy:
(i) the purchased price paid for the policy; (ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and (iv) amounts paid to the Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by our medical consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

     The unearned discount is accrued over the accrual period using the straight line method. Under the straight line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

     The weighted average original Accrual period of the Company's portfolio of policies comprising "purchased life insurance policies" and "matured policies receivable" as of August 31, 1996 was 9.0 months. At that date, 4.5 months of the accrual period had elapsed, leaving a weighted average remaining accrual period at the end of the period of 4.5 months. The average accrual period will change as the composition of policies comprising the Companys portfolio changes. To the extent the Company purchases policies insuring lives of individuals with longer life expectancies, the average accrual period will become longer. The Company has a relatively limited operating history and as it accumulates more experience and data, it may need to revise the accrual periods for existing and newly acquired policies to reflect more accurately such experience and data. In addition, the Company has been using several consultants to estimate life expectancies of insureds afflicted with AIDS. accrual periods may also be revised if (i) such consultants become more or less accurate in their estimates of life expectancies of insureds; (ii) the Company uses additional or different consultants who produce different levels of accuracy ; or
(iii) the Company purchases more non-Aids policies or policies insuring the lives of individuals with longer life expectancies, both of which may result in different levels of life expectancy accuracy.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been for the funding of policy purchases. Since commencement of its business operations described herein in June 1995, the Company has primarily utilized the proceeds which it derived from its private offering to implement its business plan of purchasing insurance policies. The Company intends to attempt to continue to implement its business plan during the next 12 months. While it is perceived by management that there are numerous potential sellers in the viatical market, management believes that the Company may be limited in the number of insurance policies the Company may acquire because of the Company's present limited financial resources. In response thereto, management has undertaken various discussions with investment bankers and venture capitalists in order to arrange to provide the Company with additional financial resources. The Company expects to raise additional capital by a private placement. It is anticipated the offering will begin in the next fiscal quarter and will involve the sale of up to 2,000,000 shares of the Company's common stock at $5.00 a share.

     To the extent the Company is successful in obtaining additional capital from the offering, of which there can be no assurance, such capital will be used to further the present activity of the Company and to expand the Company's business into other insurance related activities including but not limited to, the purchase of an unrelated insurance company. As of the date of this report, management has had informal discussions with potential acquisition candidates, but the Company has no definitive agreement with any other entity wherein the Company has agreed to acquire such company. In the event the Company is unable to obtain additional capital, management intends to continue to fund the Company's acquisition of insurance policies through the proceeds derived from operations, if any. There can be no assurances that the Company will continue to generate profits from its current operations, or if such profits are generated, that the Company will be able to significantly increase the number of policies it purchases. If possible, the Company may explore the possibility of obtaining loans from established financial institutions. However, while the Company has had informal discussions with various financial institutions to obtain loans, as of the date hereof, there is no agreement between the Company and any financial entity wherein the Company will obtain any additional funding, either equity or debt.

     The Company's cash requirements have been and will continue to be significant in order to finance its policy purchases. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not related to the collection of cash by the Company on policies. Net cash flows provided by operating activities has decreased by $76,683. This was due to an increase in policies purchased.

     Of the policies purchased by the Company since June 1995, all of these policies have been purchased from individuals diagnosed with Human Immunodeficiency Virus (HIV). In deference to new treatments involving combinations of various drugs for treating HIV positive patients, the Company has temporarily slowed down its activities relating to the purchasing of policies which insure people afflicted with AIDS and HIV will not take an aggressive approach to such acquisitions until additional information can be obtained and analyzed relating to the effect these new treatments. At the present, management is of the opinion that insufficient information is available to allow the Company to make decisions on accrual periods or in the methodology for income recognition. The Company is continuing to analyze available data regarding new treatments and cannot, as of the date of this report, predict what impact this situation will have on its business, prospects, results of operations or financial position. Additionally, the Company has not determined the implication of these recent developments on the Company's strategic direction. Until management is satisfied as to the future treatment of AIDS, the Company will not utilize any additional debt capital to purchase insurance policies from individuals diagnosed as HIV positive or with AIDS. However, the Company will consider purchasing insurance policies of persons afflicted with other terminal diseases.

     It is not anticipated that the Company will expend any of its present financial resources on the purchase of any significant equipment in the future, nor is it anticipated that the number of employees of the Company will increase to any significant degree in the future.

     Inflation has not had and is not expected to have a significant impact on the Company's financial position or operating results.

     The Company's common stock shares are currently traded on the NASDAQ over the counter Bulletin Board using the trading symbol
UASG.


                         PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.

USAsurance Group, Inc.
Balance Sheet
                                            Unaudited  Audited
                                              August     May
                                             31, 1996  31, 1996
                                             ________  ________
ASSETS

Current Assets:

Cash                                          $47,677  $124,540
Other Receivables                                   0    12,000
Purchased Life Insurance Policies             438,944         0
Deposits With Escrow Company                   38,476   389,405
                                             ________  ________
Total Current Assets                          525,097   525,945
                                             ________  ________

Equipment (net of depreciation)                  2295     2,430
                                             ________  ________
Other Assets:

Deffered Tax Asset                              6,100     6,100
Prepaid Income Taxes                            2,000         0
                                             ________  ________
Total Other Assets                              8,100     6,100
                                             ________  ________

TOTAL ASSETS                                 $535,492  $534,475

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Accounts Payable                               $6,780    $1,534
Deferred Tax Liability                         10,900    10,900
Interest Payable                               12,274     9,205
                                             ________  ________
Total Current Liabilities                      29,954    21,639
                                             ________  ________

Long-Term Debt - Related Party                 75,000    75,000
Long-Term Debt - Other                        100,340   100,340
                                             ________  ________

Total Long-Term Debt                          175,340   175,340
                                             ________  ________



TOTAL LIABILITIES                             205,294   196,979
                                             ________  ________

SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares           157       157

Capital Paid In Excess Of
Par Value Of Common Stock                     373,341   364,991

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                   0         0

Retained Earnings (Deficit)                   (43,300)  (27,652)
                                             ________  ________

TOTAL SHAREHOLDERS' EQUITY                    330,198   337,496
                                             ________  ________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $535,492  $534,475

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.

                                                                 8

USAsurance Group, Inc.
Statement Of Operations
                                            Unaudited Unaudited
                                             3 Month   3 Month
                                            Period EndPeriod Ended
                                              August    August
                                             31, 1996  31, 1995

                                             ________  ________

Income:

Earned Discount On Life Insurance Policies     $5,059    $2,438
Interest                                            0         0
                                             ________  ________
Total Income                                    5,059     2,438
                                             ________  ________

Expenses:
Contract Labor                                  8,250         0
Depreciation                                      135         0
Legal And Accounting                            9,200         0
Office                                            174       171
Professional Dues                                   0     2,500
Rent                                              100
Telephone                                         125         0

Total                                          17,984     2,671
                                             ________  ________
Net Profit From Operations                    (12,925)     (233)

                                             ________  ________
Other Income (Expense)

Interest Income                                    96        25
Interest Expense                               (2,819)        0
                                             ________  ________

Total Other Income (Expense)                   (2,723)       25
                                             ________  ________

Net Profit                                   ($15,648)    ($208)

Net Profit Per
 Common Share                                  ($0.01)   ($0.00)

Weighted Average Common Shares
 Outstanding                                1,566,000 1,566,000

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Cash Flows


                                            Unaudited Unaudited
                                             3 Month   3 Month
                                            Period EndPeriod Ended
                                              August    August
                                             31, 1996  31, 1995
                                             ________  ________
Net (Loss)                                   ($15,648)    ($208)

Adjustments To Reconcile Net Loss To Net Cash
 Used In Operating Activities:
Depreciation                                      135         0
Contributed Services And Rent                   8,350         0

Changes In Operating Assets And Liabilities:
(Increase) Decrease In Receivable              12,000   (25,025)
(Increase) In Purchased Life Insurance Polic  (49,539) (326,899)
(Increase) In Deposits With Life Insurance C  (38,476)        0
(Increase) In Prepaid Expenses                 (2,000)        0
Increase In Accounts Payable                    5,246
Increase In Interest Payable                    3,069         0
                                             ________  ________

 Net Flows From Operations                    (76,863) (352,132)
                                             ________  ________

Cash Flows From Investing Activities                0         0
                                             ________  ________

Net Cash Flows From Investing                       0         0
                                             ________  ________

Cash Flows From Financing  Activities:

Issuance Of Common Stock                            0   330,000
Funds Received From Loans                           0    58,500
Advances From Related Parties                       0    75,000
Payments Made On Loans                              0         0
                                             ________  ________

Cash Flows From Financing                           0   463,500
                                             ________  ________

Net Increase In Cash                          (76,863)  111,368
Cash At Beginning Of Period                   124,540         0
                                             ________  ________



Cash At End Of Period                         $47,677  $111,368


Summary Of Non-Cash Investing And Financing Activities:

Inventory Purchased By Related Party as
 Loan To Related Party                             $0   $42,340


          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Notes to Unaudited Financial Statements
For the Three Month Period Ended August 31, 1996

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim periods ended August 31, 1996 and 1995 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended August 31, 1996 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1997.

Note 2 - Type of Life Insurance Policies and Collection of Proceeds

The Company has purchased both group and individual policies that include term, whole life, and universal life insurance from various individuals that have life expectancies of 12 months or less. Upon the maturity of the policies the Company will receive a cashiers check for the face amount of the policy made out to the Company within 30 days.

Note 3 - Purchased Life Insurance Policies

The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the Accrual Period), the difference (the unearned discount) between, (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized costs, and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company,
(iii) amounts, if any, paid to referral sources upon acquisition of the policy, and (iv) amounts paid to Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy will change over time, and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such estimate is based upon the Company's

USAsurance Group, Inc.
Notes to Unaudited Financial Statements
For the Three Month Period Ended August 31, 1996

Note 3 - Continued

estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and also take into account the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of the insured death's and the date on which the Company collects the face value of the policy.

The unearned discount is accrued over the accrual period using the straight line method, regardless of when the Company collects the face value. Under the straight line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

Differences will arise between the timing of estimated and actual collections. The Company recalculates the accrual periods on a quarterly basis, using actual collection experience and, if necessary, adjusts prospectively the period over which income is recognized.

Purchased life insurance policies consist of the following as of August 31, 1996:


     Capitalized costs of purchased
          life insurance policies                 $404,806
     Earned discount                                34,138
                                                  ________

     Purchased life insurance policies             $438,944


Purchased life insurance policies included in the above table for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of the following at August 31, 1996:


     Capitalized costs of purchased
          life insurance policies                 $283,566
     Earned discount                                14,434
                                                  ________

     Included in purchased
          life insurance policies                 $298,0800


USAsurance Group, Inc.
Notes to Unaudited Financial Statements
For the Three Month Period Ended August 31, 1996

Note 4 - Unearned Discount

As of August 31, 1996 there were $10,502 in unearned discounts.
All policies at August 31, 1996 are expected to mature in 12 months or less.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  October 21, 1996



                                   By:  s/Thomas J. Chase
                                   Thomas J. Chase
                                   President and
                                   Chief Financial Officer

                               USAsurance Group, Inc.

                    EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                          FOR THE QUARTER ENDED AUGUST 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule