Form 10QSB
period 1996-11-30
USASURANCE GROUP INC
filed 1997-01-14
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  November 30, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 30, 1996, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the six month period ended November 30, 1996, are attached hereto.

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

Results of Operations

Comparison of Results of Operations for the three month period ended November 30, 1996 and three month period ended November 30,
1995

     The Company's revenues for the three month period ended November 30, 1996 were $2,492 compared to $21,284 for the three month period ended November 30, 1995, a decrease of $18,792 (88%). This decrease was as a result of the maturity of an insurance policy owned by the Company during the three months ended November 30, 1995. During the similar period in 1996, no insurance policies owned by the Company matured. In the three month period ended November 30, 1996, expenses increased $1,119 (8%) to $14,957 from $13,838 in November 30, 1995. This increase was due to costs associated with increased general and administrative expenses, including legal and accounting expenses.

     The Company's net operating income decreased from $4,378 to ($15,533), primarily due to a required noncash bookkeeping entry related to the payment of management salaries. However, as of the date of this report, the Company does not pay its management any salaries, by accrual or otherwise.

Comparison of Results of Operations for the six month period ended November 30, 1996 and six month period ended November 30, 1995

     The Company's revenues for the six month period ended November

30, 1996 were $7,551 compared to $23,722 for the six month period ended November 30, 1995, a decrease of $16,171 (68%). This decrease was due to the fact that no insurance policies owed by the Company matured during the period ended Nov. 30, 1996, while one insurance policy matured during the period ended Nov. 30, 1995. In the six month period ended November 30, 1996, the Company incurred expenses of $32,940, as compared to expenses of $16,508 for the similar period ended Nov. 30, 1995, an increase of $16,432 (99%). This increase was due to costs associated with increased general and administrative expenses, including legal and accounting expenses.

     The Company's net operating income decreased from $4,171 to ($31,180), primarily due to the increase of operating activities.

     Interest expense increased by approximately $2,748. The increase resulted primarily from interest accruing on notes payable to the Company's lenders which the Company had borrowed to fund previous purchases of policies.

     Since June 1995 the Company has purchased, for its own account, 12 different insurance policies with a face value of $628,294 from individuals, for an aggregate purchase price of $565,795. Four of these policies in the amount of $203,200 have matured and the proceeds from these policies have been paid to the Company. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy:
(i) the purchased price paid for the policy; (ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and (iv) amounts paid to retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by the

Company's medical consultants and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

     The unearned discount is accrued over the accrual period using the straight line method. Under the straight line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

     The weighted average original accrual period of the Company's portfolio of policies comprising "purchased life insurance policies" and "matured policies receivable" as of November 30, 1996 was 12.0 months. At that date, 7.5 months of the accrual period had elapsed, leaving a weighted average remaining accrual period at the end of the period of 4.5 months. The average accrual period will change as the composition of policies comprising the Company's portfolio changes. To the extent the Company purchases policies insuring lives of individuals with longer life expectancies, the average accrual period will become longer. The Company has a relatively limited operating history and as it accumulates more experience and data, it may need to revise the accrual periods for existing and newly acquired policies to reflect more accurately such experience and data. In addition, the Company has been using several consultants to estimate life expectancies of insureds afflicted with AIDS. accrual periods may also be revised if (i) such consultants become more or less accurate in their estimates of life expectancies of insureds; (ii) the Company uses additional or different consultants who produce different levels of accuracy ; or
(iii) the Company purchases more non-Aids policies or policies insuring the lives of individuals with longer life expectancies, both of which may result in different levels of life expectancy accuracy.

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

Liquidity and Capital Resources

     The Company's primary need for capital has been for the funding of policy purchases. Since commencement of its business operations in June 1995, the Company has primarily utilized the proceeds which it derived from its private offering to implement its business plan of purchasing insurance policies. The Company intends to attempt to continue to implement its business plan during the next 12 months. While it is perceived by management that there are numerous potential sellers in the viatical market, management believes that the Company may be limited in the number of insurance policies the Company may acquire because of the Company's present limited financial resources. In response thereto, management has undertaken various discussions with investment bankers and venture capitalists in order to arrange to provide the Company with additional financial resources. However, as of the date of this report, the Company has obtained no commitments from any sources to provide the Company with either debt or equity capital in the future and there can be no assurances that such agreements will be obtained by the Company from any such sources in the future.

     In the event the Company is unable to obtain additional capital, management intends to continue to fund the Company's acquisition of insurance policies through the proceeds derived from operations, if any. There can be no assurances that the Company will generate profits from its current operations, or if profits are generated, that the Company will be able to significantly increase the number of policies it purchases. If possible, the Company may explore the possibility of obtaining loans from established financial institutions. However, while the Company has had informal discussions with various financial institutions to obtain loans, as of the date hereof there is no agreement between the Company and any financial entity wherein the Company will obtain any additional funding, either equity or debt.

     The Company's cash requirements have been and will continue to be significant in order to finance its policy purchases. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not related to the collection of cash by the Company on policies. Net cash flows provided by operating activities has decreased by $328,541. This was due to an decrease in policies purchased.

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

     The Company's common stock shares are currently traded on the NASDAQ over the counter Bulletin Board using the trading symbol
"UASG".


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.

USAsurance Group, Inc.
Balance Sheet
                                             Unaudited   Audited
                                             November      May
                                             30, 1996   31, 1996
                                             _________  _________
ASSETS

Current Assets:

Cash                                           $14,142   $124,540
Other Receivables                               15,000     12,000
Purchased Life Insurance Policies              442,442    389,405
Escrow deposit                                  38,476          0
                                             _________  _________
Total Current Assets                           510,060    525,945
                                             _________  _________
Equipment (net of depreciation)                   2160       2430
                                             _________  _________
Other Assets - Deferred Tax Asset                 6100       6100
                                             _________  _________
TOTAL ASSETS                                  $518,320   $534,475

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Accounts Payable                                $7,572     $1,534
Deferred Tax Liability                           8,900     10,900
Interest Payable                                 3,092      9,205
                                             _________  _________
Total Current Liabilities                       19,564     21,639
                                             _________  _________
Long-Term Debt - Related Party                  75,000     75,000
Long-Term Debt - Other                         100,340    100,340
                                             _________  _________
Long-Term Liabilities                          175,340    175,340
                                             _________  _________
TOTAL LIABILITIES                              194,904    196,979
                                             _________  _________
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares            157        157

Capital Paid In Excess Of
Par Value Of Common Stock                      382,091    364,991



Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                    0          0

Retained Earnings (Deficit)                    (58,832)   (27,652)
                                             _________  _________
TOTAL SHAREHOLDERS' EQUITY                     323,416    337,496
                                             _________  _________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $518,320   $534,475


          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Operations
                                           Unaudited   Unaudited
                                            6 Month     6 Month
                                         Period Ended Period Ended
                                           November     November
                                           30, 1996     30, 1995
                                           _________    _________

Income:

Earned Discount On Life Insurance Policies    $7,551      $23,722
                                           _________    _________
Expenses:

Depreciation                                     270            0
Legal And Accounting                          14,972        8,622
Licenses And Fees                                  0        2,705
Office                                           223          899
Officers Compensation                         16,500            0
Professional Dues                                  0        2,750
Rent                                             600            0
Telephone                                        375            0
Travel                                             0        1,532
                                           _________    _________
Total                                         32,940       16,508
                                           _________    _________
Net  (Loss) Profit  From Operations          (25,389)       7,214

Other Income (Expense):

Interest Income                                   96           25
Interest (Expense)                            (5,887)      (3,068)
                                           _________    _________
Total                                         (5,791)      (3,043)
                                           _________    _________
Net (Loss) Profit                           ($31,180)      $4,171

Net (Loss) Profit Per Common Share            ($0.02)       $0.00

Weighted Average Common Shares
 Outstanding                               1,566,000    1,566,000



          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Operations
                                           Unaudited   Unaudited
                                            3 Month     3 Month
                                         Period Ended Period Ended
                                           November     November
                                           30, 1996     30, 1995
                                           _________    _________

Income:

Earned Discount On Life Insurance Policies    $2,492      $21,284
                                           ---------    ---------
Expenses:

Depreciation                                     135            0
Legal And Accounting                           5,772        8,622
Licenses And Fees                                  0        2,705
Office                                            50          729
Officers Compensation                          8,250            0
Professional Dues                                  0          250
Rent                                             500            0
Telephone                                        250            0
Travel                                             0        1,532
                                           _________    _________
Total                                         14,957       13,838

Net  (Loss) Profit  From Operations          (12,465)       7,446
                                           _________    _________
Other Income (Expense):

Interest Income                                    0            0
Interest (Expense)                            (3,068)      (3,068)
                                           _________    _________
Total                                         (3,068)      (3,068)
                                           _________    _________
Net (Loss) Profit                           ($15,533)      $4,378

Net (Loss) Profit Per Common Share            ($0.01)       $0.00

Weighted Average Common Shares
 Outstanding                               1,566,000    1,566,000


          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Cash Flows
                                           Unaudited    Unaudited
                                            6 Month      6 Month
                                          Period Ended Period Ended
                                            November     November
                                            30, 1996     30, 1995
                                           _________    _________
Net (Loss) Profit                           ($31,180)      $4,171
Adjustments To Reconcile Net
 (Loss) Profit To Net Cash
 Used In Operating Activities:
Depreciation                                     270            0
Contributed Services And Rent                 17,100            0

Changes In Operating Assets And Liabilities:
(Increase) In Other Accounts Receivable       (3,000)           0
(Increase) In Purchased
  Life Insurance Policies                    (53,037)    (446,178)
(Increase) In Escrow Deposits                (38,476)           0
Increase In Accounts Payable                   6,038            0
(Decrease) In Deferred Tax Liability          (2,000)
(Decrease) In Interest Payable                (6,113)       3,068
                                           _________    _________
 Net Flows From Operations                  (110,398)    (438,939)

Cash Flows From Investing Activities:
Net Cash Flows From Investing                      0            0
                                           _________    _________
Cash Flows From Financing  Activities:
Issuance Of Common Stock                           0      330,000
Funds Received From Loans                          0       75,000
Advances From Related Parties                      0       58,500
Payments Made On Loans                             0         (500)
                                           _________    _________
Cash Flows From Financing                          0      463,000

Net Increase In Cash                        (110,398)      24,061
Cash At Beginning Of Period                  124,540            0
                                           _________    _________
Cash At End Of Period                        $14,142      $24,061

Summary Of Non-Cash Investing
  And Financing Activities:

Inventory Purchased By Related Party as
  Loan To Related Party                           $0      $42,340

Policies Matured Not Collected                     0      $40,100

Matured Policy Unearned Revenue                   $0       $7,331


          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.


USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended November 30, 1996

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim periods ended November 30, 1996 and 1995 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended November 30, 1996 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1997

Note 2 - Type of Life Insurance Policies and Collection of Proceeds

The Company has purchased both group and individual policies that include term, whole life, and universal life insurance from various individuals that have life expectancies of 12 months or less. Upon the maturity of the policies the Company will receive a cashiers check for the face amount of the policy made out to the Company within 30 days.

Note 3 - Purchased Life Insurance Policies

The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the Accrual Period), the difference (the unearned discount) between, (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized costs, and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (I) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company,
(iii) amounts, if any, paid to referral sources upon acquisition of the policy, and (iv) amounts paid to Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy will change over time, and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such estimate is based upon the Company's

USAsurance Group, Inc.
Notes To The Unaudited Financial Statements
For The Six Month Period Ended November 30, 1996


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

Purchased life insurance policies consist of the following as of November 30, 1996:

     Capitalized costs of purchased
       life insurance policies                   $405,811
     Earned Discount                               56,631
                                                 ________
     Purchased life insurance policies           $442,442


Purchased life insurance policies included in the above table for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of the following at November 30, 1996:

     Capitalized costs of purchased
       life insurance policies                   $328,806
     Earned discount                               27,194
                                                 ________
     Included in purchased
       life insurance policies                   $356,000


USAsurance Group, Inc.
Notes To The Unaudited Financial Statements
For The Six Month Period Ended November 30, 1996

Note 4 - Unearned Discount

As of November 30, 1996 there were $7,005 in unearned discounts.
All policies at November 30, 1996 are expected to mature in 12 months or less.

Note 5 - Officer Compensation And Facility Rent

During the six month interim period the Company's management contributed $16,500 of services and $600 of facility rent both of which have been recorded as a contribution of equity and as general and administrative expenses.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  January 13, 1997


                                   By:  s/Thomas J. Chase
                                   Thomas J. Chase
                                   President and
                                   Chief Financial Officer

                       USAsurance Group, Inc.

          Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended November 30, 1996

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     17