Form 10QSB
period 1997-02-28
USASURANCE GROUP INC
filed 1997-04-21
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  February 28, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 28, 1997, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the nine month period ended February 28, 1997, are attached hereto.

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

Results of Operations

Comparison of Results of Operations for the three month period ended February 28, 1997 and three month period ended February 28,
1996

     The Company's revenues for the three month period ended February 28, 1997 were $3,487 compared to $12,138 for the three month period ended February 28, 1996, a decrease of $8,651 (71%). This decrease was because no insurance policies owned by the Company matured during the three months ended February 28, 1997.
In the three month period ended February 28, 1997, expenses increased $3,640 (55%) from $4,453 for the three month period ended February 28, 1996 to $8,093. This increase was due to costs associated with increased general and administrative expenses, including legal and accounting expenses.

     The Company's net operating income decreased from $7,685 to ($4,606), primarily due to a required noncash bookkeeping entry related to the payment of management salaries. However, as of the date of this report, the Company does not pay its management any salaries, by accrual or otherwise.

Comparison of Results of Operations for the nine month period ended February 28, 1997 and nine month period ended February 28, 1996

     The Company's revenues for the nine month period ended February 28, 1997 were $11,038 compared to $35,860 for the nine month period ended February 28, 1996, a decrease of $24,822 (69%). This decrease was due to the fact that no insurance policies owed by the Company matured during the period ended February 28, 1997, while one insurance policy matured during the period ended February 28, 1996. In the nine month period ended February 28, 1997, the Company incurred expenses of $41,033, as compared to expenses of $20,961 for the similar period ended February 28, 1996, an increase of $20,072 (95%). This increase was due to costs associated with increased general and administrative expenses, including legal and accounting expenses.

     The Company's net operating income decreased from $14,899 to ($29,995), primarily due to the increase of operating activities.

     Interest expense increased by approximately $2,818. The increase resulted primarily from interest accruing on notes payable to the Company's lenders which the Company had borrowed to fund previous purchases of policies.

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

Liquidity and Capital Resources

      The Company's primary need for capital has been for the funding of policy purchases. Since commencement of its business operations in June 1995, the Company has primarily utilized the proceeds which it derived from its private offering to implement its business plan of purchasing insurance policies. Management has determined after extensive review that the Company should seek other business opportunities. Management has reviewed the current state of treatment for HIV with medical experts and with other companies active in the funding of the purchase of life insurance policies and have decided that with the lengthening life expectancies, the Company can better deploy its assets in other business areas.

      The Company's management will undertake a review of potential business opportunities and will make decisions based on such matters as capital needs of potential business activities. There can be no assurance that the Company will be successful in its efforts to redirect its business plan. Since additional capital will be needed to enter into new business activities, and there can be no assurance that such additional capital will be obtained, the future of the Company is at risk.

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

     The Company's cash requirements have been and will continue to be significant in order to finance its policy purchases. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not related to the collection of cash by the Company on policies. Net cash flows provided by operating activities has decreased by $96,879. This was due to an decrease in policies purchased.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.


USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------

                                             Unaudited   Audited
                                             February      May
                                             28, 1997   31, 1996
                                             ---------  ---------
ASSETS

Current Assets:

Cash                                            $7,861   $124,540
Other Receivables                               15,000     12,000
Purchased Life Insurance Policies              445,929    389,405
A/R - Insurance Company                         38,476          0
                                             ---------  ---------
Total Current Assets                           507,266    525,945
                                             ---------  ---------
Equipment (net of depreciation)                  2,025      2,430
                                             ---------  ---------
Other Assets - Deferred Tax Asset                 6100       6100
                                             ---------  ---------
TOTAL ASSETS                                  $515,391   $534,475
                                             =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Accounts Payable                                  $500     $1,534
Deferred Tax Liability                           8,900     10,900
Interest Payable                                 6,159      9,205
                                             ---------  ---------
Total Current Liabilities                       15,559     21,639
                                             ---------  ---------
Long-Term Debt - Related Party                  75,000     75,000
Long-Term Debt - Other                         100,340    100,340
                                             ---------  ---------
Long-Term Liabilities                          175,340    175,340
                                             ---------  ---------
TOTAL LIABILITIES                              190,899    196,979
                                             ---------  ---------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares            157        157

Capital Paid In Excess Of
Par Value Of Common Stock                      390,841    364,991



Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                    0          0

Retained Earnings (Deficit)                    (66,506)   (27,652)
                                              --------  ---------
TOTAL SHAREHOLDERS' EQUITY                     324,492    337,496
                                              --------  ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $515,391   $534,475
                                              ========   ========

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.



USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------

                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                       Period Ended  Period Ended
                                        February      February
                                        28, 1997      29, 1996
                                       ------------  ------------

Income:

Earned Discount On Life
  Insurance Policies                        $11,038       $35,860
                                       ------------  ------------
Expenses:

Depreciation                                    405           135
Legal And Accounting                         13,560        10,682
Licenses And Fees                                 0         3,800
Office                                          223         1,510
Officers Compensation                        24,750             0
Professional Dues                                 0         2,750
Rent                                          1,100             0
Stock Transfer                                    0           552
Telephone                                       995             0
Travel                                            0         1,532
                                       ------------  ------------
Total                                        41,033        20,961
                                       ------------  ------------
Net (Loss) Profit From Operations           (29,995)       14,899

Other Income (Expense):

Interest Income                                  96            25
Interest (Expense)                           (8,955)       (6,137)
                                       ------------  ------------
Total                                        (8,859)       (6,112)
                                       ------------  ------------
Net (Loss) Profit                          ($38,854)       $8,787
                                       ============  ============

Net (Loss) Profit Per Common Share           ($0.02)        $0.01

Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------

                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                        February      February
                                        28, 1997      29, 1996
                                       ------------  ------------

Income:

Earned Discount On
  Life Insurance Policies                    $3,487       $12,138
                                       ------------  ------------
Expenses:

Depreciation                                    135           135
Legal And Accounting                         (1,412)        2,060
Licenses And Fees                                 0         1,095
Office                                            0           610
Officers Compensation                         8,250             0
Professional Dues                                 0             0
Rent                                            500             0
Stock Transfer                                    0           553
Telephone                                       620             0
Travel                                            0             0
                                       ------------  ------------
Total                                         8,093         4,453
                                       ------------  ------------
Net (Loss) Profit From Operations            (4,606)        7,685

Other Income (Expense):

Interest Income                                   0             0
Interest (Expense)                           (3,068)       (3,068)
                                       ------------  ------------
Total                                        (3,068)       (3,068)
                                       ------------  ------------
Net (Loss) Profit                           ($7,674)       $4,617
                                       ============  ============

Net (Loss) Profit Per Common Share           ($0.00)        $0.00

Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------

                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                       Period Ended  Period Ended
                                        February      February
                                        28, 1997      29, 1996
                                       ------------  ------------
Net (Loss) Profit                          ($38,854)       $8,787

Adjustments To Reconcile Net
  (Loss) Profit To Net Cash
  Used In Operating Activities:
    Depreciation                                405           135
    Contributed Services And Rent            25,850             0

Changes In Operating Assets
  And Liabilities:
    (Increase) In Other Accounts
      Receivable                            (41,476)            0
    (Increase) In Purchased Life
      Insurance Policies                    (56,524)      (35,860)
    (Decrease) Increase In
      Accounts Payable                       (1,034)        1,000
    (Decrease) In Deferred Tax
      Liability                              (2,000)            0
    (Decrease) In Interest Payable           (3,046)        6,138
                                       ------------  ------------
Net Flows From Operations                  (116,679)      (19,800)

Cash Flows From Investing Activities:
  Equipment Purchased                             0        (2,700)
  Collection Of Matured Policies                  0        65,100
  Purchase Of Life Insurance Policies             0      (447,456)
                                       ------------  ------------
Net Cash Flows From Investing                     0      (385,056)

Cash Flows From Financing Activities:
  Issuance Of Common Stock                        0       330,000
  Funds Received From Loans                       0        75,000
  Advances From Related Parties                   0        58,500
  Payments Made On Loans                          0          (500)

                                       ------------  ------------
Cash Flows From Financing Activities              0       463,000

Net Increase In Cash                       (116,679)       58,144




Cash At Beginning Of Period                 124,540             0

Cash At End Of Period                        $7,861       $58,144

Summary Of Non-Cash Investing And
  Financing Activities:

  Inventory Purchased By Related
  Party as Loan To Related Party            $42,340       $42,340

  Policies Matured Not Collected                  0       $85,194

  Matured Policy Unearned Revenue                $0        $3,521



          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended February 28, 1997

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim periods ended February 28, 1997 and February 29, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended February 28, 1996 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1997

Note 2 - Type of Life Insurance Policies and Collection of Proceeds

The Company has purchased both group and individual policies that include term, whole life, and universal life insurance from various individuals that have life expectancies of 12 months or less. Upon the maturity of the policies the Company will receive a cashiers check for the face amount of the policy made out to the Company within 30 days.

Note 3 - Purchased Life Insurance Policies

The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the Accrual Period), the difference (the unearned discount) between, (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized costs, and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (I) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, If any, paid to referral sources upon acquisition of the policy, and
(iv) amounts paid to Company retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy will change over time, and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy.
Such estimate is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and also take into account the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

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

USAsurance Group, Inc.
Notes To The Unaudited Financial Statements
For The Nine Month Period Ended February 28, 1997


Note 3 - Continued

Purchased life insurance policies consist of the following as of February 28, 1997:

      Capitalized costs of purchased life
        insurance policies                            $405,811
      Earned Discount                                   40,118
                                                      --------
      Purchased life insurance policies               $445,929

Purchased life insurance policies included in the above table for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of the following at February 28, 1997:

      Capitalized costs of purchased life
        insurance policies                             $328,806
      Earned discount                                    27,194

      Included in purchased life insurance policies    $356,000

Note 4 - Unearned Discount

As of February 28, 1997 there were $ 3,507 in unearned discounts. All policies at February 28, 1997 were expected to mature in 12 months or less, however one policy has been in affect for 24 months.

Note 5 - Officer Compensation And Facility Rent

During the nine month interim period the Company's management contributed $24,750 of services and $1,100 of facility rent both of which have been recorded as a contribution of equity and as general and administrative expenses.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  April 21, 1997


                                   By:  s/Matthew J. Kavanagh III
                                      Matthew J. Kavanagh, III
                                      Secretary

                          USAsurance Group, Inc.

             Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended February 28, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     17