Form 10KSB
period 1997-05-31
USASURANCE GROUP INC
filed 1997-09-15
CIK 1001805

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the fiscal year ended May 31, 1997

                    Commission File No. 0-26920

                      USASURANCE GROUP, INC.
          (Name of small business issuer in its charter)

          Colorado                                84-1298212
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $ 9,109


               (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 9, 1997:
$1,173,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 9, 1997 there were 1,566,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

               This Form 10-KSB consists of 34 pages.
                Exhibit Index is Located at Page 33.

                        TABLE OF CONTENTS

                     FORM 10-KSB ANNUAL REPORT

                       USASURANCE GROUP, INC.

                                                              PAGE

Facing Page
Index
PART I
Item 1.    Description of Business...........................    4
Item 2.    Description of Property...........................   10
Item 3.    Legal Proceedings.................................   10
Item 4.    Submission of Matters to a Vote of
               Security Holders..............................   10

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters...............   10
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................   11
Item 7.    Financial Statements..............................   13
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure......................   25

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.............   25
Item 10.   Executive Compensation............................   27
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.........................   28
Item 12.   Certain Relationships and Related
               Transactions..................................   29

PART IV
Item 13.   Exhibits and Reports of Form 8-K..................   31


SIGNATURES...................................................   32

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

     Since June 1995, the Company has purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. During the fiscal year ended May 31, 1996, three of these policies with a face amount of $151,100 matured and the proceeds from these policies were paid to the Company, which received the net aggregate amount of $39,903. During the fiscal year ended May 31, 1997, one additional policy matured, which provided the Company with approximately $9,000. Subsequent to the end of the Company's most recent fiscal year, an additional policy did mature, with the Company receiving approximately $27,000 as a result of such maturity.

     Of the policies purchased by the Company since June 1995, all of these policies have been purchased from individuals diagnosed with Human Immunodeficiency Virus (HIV). Subsequent to May 31, 1997 and in deference to new treatments involving combinations of various drugs for treating HIV positive patients, the Company has ceased further participation in the viatical settlement industry due to extended life expectancies resulting in lower returns. The Company is presently in the process of creating a new wholly owned foreign subsidiary for the purpose of pursuing opportunities in the reinsurance of program business and special groups.

New Business Plan

     As of the date of this report, management is creating a new wholly owned subsidiary company, Insurenational, Inc., an Aruba chartered insurance company ("Insurenational"), which is being undertaken as a result of the aforesaid changes in the viatical settlement industry. It is anticipated that Insurenational will provide reinsurance to insurance companies who provide coverage to small associations or associated groups where loss experience is available and predictable. For example only, if a group of small businesses in a common business have individual policies with total annual premiums of $4 million, a typical insurance company would base this premium on a loss ratio of 50-55%, or $2 to 2.2 million of losses annually. Insurenational intends to work with that association to arrange for a domestic insurance company to insure the predictable portion of the annual claims and to reinsure the excess with Insurenational. The association will continue to have their insurance coverage underwritten on the same policy with their then current carrier. The association would put the remaining $2 million into a trust account. Insurenational would then reinsure the domestic insurance company for all losses exceeding $2 million, but not to exceed $2.7 million. In consideration for Insurenational's assumption of this risk a premium of $1 million would be charged. Under this arrangement, Insurenational would save the association $1 million annually.

     The aforesaid illustration is indicative of the premium volume that Insurenational could underwrite based on its existing capitalization. With additional capital, additional volume can be undertaken. However, there are no assurances that the Company will generate profits from its proposed operations, or that if it does become profitable, that the Company will be able to obtain additional funding, either debt or equity, to increase its proposed business.

     Shareholders and other investors should also be advised that the risks of the above approach to the reinsurance business is very high. The market is subject to wide swings in premiums charged and is highly competitive. The Company may be unable to find such a small insurance company, or if such a company is located, there are no assurances that such a company will agree to engage in business with the Company as outlined hereinabove. Additionally, domestic insurance companies large enough to do nation-wide program business may not want to do business with a small foreign insurance company.

     In addition, management also intends to cause the Company to become involved in the business of financial services, to a limited extent. The Company may make small commercial loans to, and equity investments in, emerging growth companies which are unable to obtain financing from traditional sources. The Company may also furnish financial consulting services and advice as an incidental part of its business plan.

     The Company intends to focus its financing and capital arrangement activities on emerging growth companies which plan to raise capital in the public markets within a reasonably short period of time, i.e., one or two years. Management has not identified any particular industry within which the Company will focus its efforts. Rather, management intends to identify any number of candidates which may be brought to its attention through present associations or by word of mouth.

     The Company's operating strategies will be to provide innovative financing solutions to privately and publicly held corporations and other companies which, in all likelihood, do not meet the overall credit standards typically required by commercial banks in today's restrictive credit environment. Management believes that commercial banks are reluctant to make loans to small and newly organized companies and, in the instances in which such loans are made, they are heavily collateralized by homes and other personal assets in virtually every case. Commercial bankers typically do not lend to companies with limited assets or which have been in business for less than three or four years. Most, if not all, of the companies which will be candidates for loans and/or equity investments by the Company, or for other sources of capital known to management, will not have an operating history which will support bank loans. These companies, primarily privately held corporations to be targeted by the Company, may have negative working capital positions, negative cash flow, recurring losses or other negative characteristics relating to their past performance which would result, in all probability, in a bank's refusal to lend funds. The Company may consider as candidates for financing corporations and entities which are affiliated with the Company or in which the Company or its executive officers, directors and/or controlling shareholders have an equity interest.

     While the Company may require, as a condition to making a loan to any particular candidate, adequate collateral as security, the Company will rely upon the expertise and experience of its management on a case-by-case basis in making the determination regarding the issue of collateral. Management will not employ any specific formula for collateral coverage and may make unsecured signature loans under circumstances deemed acceptable by management. Banks, on the other hand, traditionally require collateral coverage of approximately 133% for accounts receivable, 300% for inventory and 200% of liquidation value for real estate, equipment and other tangible assets. The Company intends to charge interest rates on loans in a range from 5% to 18% and to obtain equity participation in the form of warrants or options to purchase shares of the common stock of the entity financed or other forms of securities in order to provide additional yield enhancements.
Where the Company receives such warrants, options or other securities, the Company may distribute such securities to its shareholders as a stock dividend, subject to compliance with applicable state and federal securities laws. In addition to or in lieu of the aforementioned types of securities, the Company may seek to obtain an interest in revenues, a carried working interest or other carried interest.

Operating Strategy

     Management of the Company will evaluate the future potential, credit worthiness and, if required, collateral of prospective candidates for funding by the Company or other sources, including corporate and individual lenders and investors, known to management. The fact that a corporation or other entity is affiliated with the Company or an equity interest in a prospective borrower is owned by one or more of the executive officers, directors and/or controlling shareholders of the Company will not disqualify such entity from consideration as a potential borrower or recipient of investment capital. In order to minimize conflicts of interest, the Company has adopted a policy that any contracts or other transactions with entities with whom management is affiliated, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors and will be fair and reasonable, but that no such transactions by the Company shall be affected or invalidated solely because of such relationship or interest of directors or officers. For purposes herein, the term "disinterested directors" are those directors who have no direct, pecuniary interest in a proposed transaction. The Company's Board of Directors has adopted a policy requiring any director of the Company to advise the Board of his personal interest in a proposed transaction by the Company, either direct or indirect. In an instances where a disinterested majority of the members of the Board of Directors is unavailable to approve a financing transaction with an affiliated or related party, the Company will require that the transaction be approved by a majority of the Company's shareholders at a special meeting of shareholders called for such purpose.

     Prior to funding any loans for equity investments, management of the Company will conduct a comprehensive credit investigation of the potential financing candidate. The investigation will generally include, but not necessarily be limited to, the following: (i) a review of the prospective candidate's financial statements and operating and prior credit history; (ii) an analysis of the prospect's projected cash flow; (iii) a survey of the performance of other companies engaged in the candidate's business;
(iv) a analysis of the value of the collateral, if any, proposed to secure a loan; and (v) the source of repayment for the loan. In addition, management intends, as part of its credit procedures, to conduct a complete due diligence review of the prospective candidate's business at its offices, during which management proposes to review the prospect's record keeping systems and procedures, the historical and projected financial condition of the borrower/recipient of investment capital and its industry and any collateral offered to secure a loan. Management may, in its discretion, conduct a formal, independent appraisal of any collateral offered to assure that the collateral can be liquidated without a loss in the event of a downturn in the economy, which appraisal may include an assessment of auction liquidation and/or fair market value. Management intends to make the decision whether to arrange or fund a loan or purchase common stock of a financing candidate only after completing the number and type of credit procedures described above and as deemed necessary or appropriate, in the discretion of management, in order to determine the candidate's business potential and credit worthiness.

     In instances deemed appropriate by management, the Company may require security in the form of inventory, accounts receivable, manufacturing and other operating equipment, and other tangible assets and/or real estate used in the financing candidate's business. With respect to asset-based loans which the Company may fund, management will have no fixed policy as to the percentage of collateral coverage required. However, in almost every such case, management envisions that the percentage of collateral coverage required by it will be in excess of 100% of the amount of loan. Additionally, management may require that any one or more of the officers, directors and principal shareholders of the borrower to personally guarantee the indebtedness and, depending upon the prospective borrower's financial strength and the nature and value of any collateral, require, in addition, that the personal guarantees be collateralized separately.

     Management of the Company will closely monitor the borrower's performance after funding a loan or equity investment and, with respect to a secured loan, intends to monitor the adequacy of the collateral at least on a monthly basis. If the primary collateral is accounts receivable, management may require direct verification and a monthly aging of the receivables. Company management intends to conduct aspects of its monitoring process, including, if necessary, a reappraisal of any collateral, periodically at the borrower's place of business. Regardless of whether the financing provided by the Company takes the form of a loan, stock purchase or a combination thereof, management will maintain close contact with management of the financing recipient to ensure that the financial condition and overall performance of the borrower are acceptable and that any collateral remains adequate. In the event of default in the payment of principal or interest on a loan, management may notify the borrower's customers to make payments directly to the Company via a lock box established for the borrower. In a case where the Company arranges financing for, but does not itself fund, a development-stage company, management will also endeavor to monitor the borrower's performance if an equity interest in the form of common stock, warrants, options or any other type of security is received as part of the finder's or consulting fee.

     Management has not adopted any policy regarding the maximum size of any loan or stock purchases which it may make with respect to a single company. Further, management has not determined any maximum percentage of its loans or stock portfolio which may be committed to loans or investments in excess of a specified amount. Management, in its sole discretion, will determine guidelines for levels of concentration as to the diversity of companies which it funds and types of assets required as collateral for loans in order to attempt to minimize credit losses. However, management intends to employ a policy of maintaining a diversity of companies financed and types of collateral accepted as security for loans in order to minimize undue exposure.

     The Company is, and will remain for the foreseeable future, an insignificant participant among those firms which are also engaged in the businesses of the Company. There are many established entities and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. Management will rely upon their own ability to generate potential lending candidates, either through their own personal relationships or through limited advertising in trade journals for industries which management has had prior experience. For a detailed discussion concerning management's experience in this area, see "Item 9, Directors, Executive Officers, Promoters and Control Persons." In view of the Company's extremely limited financial resources, it should be expected that the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Other Matters

     In June 1995, the Company's former President, Terry Whiteside, loaned the Company the principal sum of $42,342, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. Repayment of this obligation was originally due in June 1996, but was extended to August 1998 by mutual agreement. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000, which was due in August 1996. Repayment of this note was also extended until August 1998. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. This loan is now due in August 1998. Each of these aforesaid loans accrue interest at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

     In August 1995, the Company successfully completed a private placement of its common stock pursuant to an exemption from registration provided by Rule 504 of Regulation D, as promulgated under the Securities Act of 1933, as amended. The Company sold 66,000 shares of its common stock, par value $0.0001 per share, to 7 investors for aggregate gross proceeds of $330,000 ($5.00 per share).

Employees

     During the fiscal year ended May 31, 1997, the Company had no salaried employees. However, it did have two non-salaried employees, including its President, Thomas Chase, and one administrator. However, during the fiscal years ended May 17, 1997 and 1996, the Company recorded approximately $33,000 in salary expense in each year. See "Item 7, Notes to Financial Statements" and "Item 9, Directors, Executive Officers, Promoters and Control Persons."

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company subleases its offices at 7345 E. Peakview Ave., Englewood, Colorado 80111, a building owned jointly by unaffiliated parties. Beginning in December, 1996, the Company began to pay rent in the sum of $1,000 per month pursuant to an oral lease arrangement, on a month-to-month basis. The Company's offices consist of approximately 1,200 square feet of executive office space and secretarial area. It is anticipated that the Company will open additional offices in Aruba after creating its new wholly owned subsidiary, described hereinabove. Management believes that this space will meet the Company's needs for the foreseeable future. The Company did not pay any rent during its 1996 fiscal year.

     Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board operated by the NASD commencing March 1, 1996 (the date the Company's Common Stock commenced trading). On September 9, 1997, the last reported sales price was $1.50 bid, $2.25 asked.

        Quarter Ended                      Bid Price
                                         Low       High
                                        _____     _____

        May 31, 1996                    $5.00     $6.00
        August 31, 1996                  4.00      6.00
        November 30, 1996                2.00      4.50
        February 28, 1997                 .50      2.00
        May 31, 1997                      .50      2.75

     (b) Holders.  There are 24 holders of the Company's Common
Stock, not including those shareholders holding their securities in "street name".

     (c) Dividends. The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended May 31, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Introduction

     The Company was organized and has been engaged in the business of investing in the viatical settlement industry by acquiring life insurance policies from individuals or pools of policies from other companies. During the fiscal year ended May 31, 1997, the industry has changed due to advances in medication that prolongs life for these individuals and the Company has ceased further participation in the viatical settlement business due to the extended life expectancies resulting in lower returns.

     In order for the Company to continue operations in the insurance area, the Board of Directors decided to pursue the reinsurance business. The Company applied for licensing in Aruba using a wholly owned subsidiary, Insurenational, A.V.V., and was approved to commence operations on September 8, 1997. The Company will use the life insurance policies that it now holds as admitted assets in Insurenational, A.V.V. which are needed to become a licensed reinsurer in Aruba.

Comparison of Results from Operations for the Fiscal Years Ended
May 31, 1997 and May 31, 1996

     General and administrative expenses remained relatively constant during the fiscal year ended May 31, 1997, at $59,370 compared with $57,560 for the fiscal year ended May 31, 1996, an increase of approximately 3%. This included $34,100 in contributed salaries and rent for fiscal year ended May 31, 1997, and $33,000 for the fiscal year ended May 31, 1996.

     As discussed hereinabove, during the fiscal year ended May 31, 1997, the Company adopted a plan to cease further participation in the viatical settlement industry. This was the Company's only operating segment since its inception. The results of its activities in the viatical settlement business for the current and prior comparative periods have been restated in the Company's audited Financial Statements included herein to present the viatical settlement business as a discontinued operation.

     The Company, while incorporated in January 1991, did not commence business operations until June 1995, when the discontinued viatical settlement business plan of the Company was adopted.
Since June 1995, the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. During the fiscal year ended May 31, 1996, three of these policies with a face amount of $151,100 matured and the proceeds from these policies were paid to the Company. During the fiscal year ended May 31, 1997, one additional policy matured and the Company recognized approximately $9,000 in revenues. As a result, the Company incurred a net loss of $58,889 during fiscal year 1997 ($.04 per share), as compared to a net loss of $36,152 for the 1996 fiscal year ($.02 per share).

Liquidity and Capital Resources

     The Company's primary need for capital has been the funding of policy purchases. In the future, it will be for the establishment of business operations in the reinsurance industry. Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $175,340. During the fiscal year ended May 31, 1997, the Company did not sell additional stock or borrow any additional funds.

     In June 1995, Terry Whiteside, the Company's former President loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been extended until August 1998 by the mutual consent of the parties, with interest accruing at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

     At May 31, 1997, the Company had a decrease in cash flow of $123,811 compared to an increase in cash flow of $124,540 at May 31, 1996. The Company did not produce enough cash flow from its now discontinued operations to cover cash outflow and, therefore, utilized existing cash resources. Current assets consists mostly of Purchased Life Insurance Policies for May 31, 1997 and May 31, 1996. Current liabilities consists mostly of accrued interest to related parties.

     The Company's cash requirements have been and will continue to be significant in order to finance its new business plan. The

Company will consider borrowing additional funds or selling additional stock if the cash requirements exceed cash reserves. However, there can be no assurances that the Company will be able to successfully borrow such additional funds on terms beneficial to the Company, or at all. Additionally, there are no assurances that the Company will be able to generate any funds from sale of its securities.

     It is not anticipated that the Company will expend any of its present financial resources on the purchase of any significant equipment in the future, nor is it anticipated that the number of employees of the Company will increase to any significant degree in the future.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of its discontinued operations during the fiscal years ended May 31, 1997 and 1996.

Plan of Operation

     The foregoing discussion relates to the Company's results of operations for the preceding two fiscal years. However, as indicated in Item 1, Description of Business, the Company has adopted a new business plan, and a discussion of the Company's plan of operation for the ensuing fiscal year as required by Item 303(a) of Regulation S-B is included therein.

Trends

     As described above herein, the Company's principal business was in the viatical settlement industry, where it purchased life insurance policies from terminally ill patients, including patients diagnosed with AIDS. However, as treatment of AIDS patients has allowed these patients to increase their respective life expectancies, this has resulted in management making the election to change the principal business of the Company, as also described herein.

     Management is unaware of any existing trends which may have any impact on the proposed business of the Company, either negative or positive. Management believes that it will have more understanding of such trends, if any, once the Company has implemented its proposed new business plan.

ITEM 7.  FINANCIAL STATEMENTS

                     USAsurance Group, Inc.

                     Financial Statements
                        May 31, 1997

                  INDEX TO FINANCIAL STATEMENTS






                                                           PAGE


Independent Auditor's Report . . . . . . . . . . . . . . .  F-2

Balance Sheet - May 31, 1997 . . . . . . . . . . . . . . .  F-3

Statements of Operations -
   For the Years Ended May 31, 1997 and 1996  . . . . . . . F-4

Statement of Changes in Stockholders' Equity -
   For the Period from June 1, 1995 through May 31, 1997  . F-5

Statements of Cash Flows -
   For the Years Ended May 31, 1997 and 1996  . . . . . . . F-6

Notes to Financial Statements . . . . . . . . . . . . . . . F-7

                  INDEPENDENT AUDITOR'S REPORT






Board of Directors
USAsurance Group, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of USAsurance Group, Inc. as of May 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAsurance Group, Inc. as of May 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





Hein + Associates llp

Denver, Colorado
August 13, 1997


                     USAsurance Group, Inc.

                         BALANCE SHEET
                          MAY 31, 1997



                             ASSETS
Current Assets:
     Cash                                                $    729
     Purchased life insurance policies                    407,000
     Matured policies receivable - related party           27,000
     Deposits - related party                              38,476
     Other assets                                          18,040
                                                         --------

Total Current Assets                                     $491,245
                                                         ========



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable - trade                            $  3,969
     Accrued interest                                       9,229
                                                         --------
          Total current liabilities                        13,198

Long-Term Debt, Related Parties                           175,340

Stockholders' Equity:
     Preferred stock, $.01 par value;
        1,000,000 shares authorized, none
        outstanding                                             -
     Common stock, $.0001 par value;
        900,000,000 shares authorized,
        1,566,000 shares issued and outstanding               157
     Additional paid-in capital                           399,091
     Accumulated deficit                                  (96,541)
                                                         --------
          Total stockholders' equity                      302,707
                                                         --------

Total Liabilities and Stockholders' Equity               $491,245
                                                         ========


          See accompanying notes to these financial statements.



                     USAsurance Group, Inc.

                    STATEMENTS OF OPERATIONS

                                             For the Years Ended
                                                   May 31,
                                            ---------------------
                                               1997       1996
                                            ---------  ---------
General and Administrative Expenses         $  59,370  $  57,560

Other Income (Expense):
     Interest income                               96      1,760
     Interest expense                         (12,024)    (9,205)
                                            ---------  ---------
          Other, net                          (11,928)    (7,445)
                                            ---------  ---------
Loss Before Taxes
     and Discontinued Operations              (71,298)   (65,005)

Income Tax Benefit (Expense):
     Current                                    3,000     13,000
     Deferred                                   4,800     (4,800)
                                            ---------  ---------
                                                7,800      8,200
                                            ---------  ---------
Loss Before Discontinued Operations           (63,498)   (56,805)

Discontinued Operations -
     Income from discontinued operations,
        net of income tax expense of
        income tax expense of $2,500 and
        $14,000 for the years ended May
        31, 1997 and 1996, respectively         4,609     20,653
                                            ---------  ---------
Net Loss                                    $ (58,889) $ (36,152)
                                            =========  =========

Net income (loss) per common share:
     Before discontinued operations         $    (.04) $    (.04)
     Discontinued operations                        -        .02
                                            ---------  ---------
        Net income (loss) per common share  $    (.04) $    (.02)
                                            =========  =========

Weighted Average Common Shares Outstanding  1,566,000  1,548,000


          See accompanying notes to these financial statements.

                               F-4


                          USAsurance Group, Inc.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JUNE 1, 1995 THROUGH MAY 31, 1997



                          Common Stock   Additional
                       -----------------   Paid-in  Accumulated
                         Shares   Amount   Capital    Deficit    Total
                       ---------  ------  ---------  ---------  --------

Balances, June 1, 1995 1,500,000  $  150  $   1,350  $ (1,500)  $      -

  Contributed services
    and rent                   -       -     34,200         -     34,200
  Issuance of common
    stock August 1995 -
    for cash              66,000       7    329,441         -    329,448
  Net loss                     -       -          -   (36,152)   (36,152)
                       ---------  ------  ---------  --------  ---------

Balances, May 31, 1996 1,566,000     157    364,991   (37,652)   327,496

  Contributed services
    and rent                   -       -     34,100         -     34,100
  Net loss                     -       -          -   (58,889)   (58,889)
                       ---------  ------  ---------  --------  ---------

Balances, May 31, 1997 1,566,000  $  157  $ 399,091  $(96,541) $ 302,707
                       =========  ======  =========  ========  =========

















          See accompanying notes to these financial statements.

                               F-5


                          USAsurance Group, Inc.

                         STATEMENTS OF CASH FLOWS

                                             For the Years Ended
                                                    May 31,
                                            ---------------------
                                               1997       1996
                                            ----------  ---------
Cash Flows from Operating Activities:
  Net loss                                  $ (58,889)  $ (36,152)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
       Contributed services and rent           34,100      34,200
       Earned discount on purchased
         life insurance policies               (9,109)    (39,903)
       Deferred tax expense                    (4,800)      4,800
       Changes in operating assets
         and liabilities:
           Purchased life insurance
             policies                         (77,486)   (489,795)
           Collections on matured
             life insurance policies           59,000     151,000
           Matured policies receivable        (27,000)          -
           Deposits                           (38,476)          -
           Other assets                        (3,610)    (14,430)
           Accounts payable and
             accrued expenses                   2,435         827
           Accrued interest payable                24       9,205
                                            ---------   ---------
     Net cash used in operating activities   (123,811)   (380,248)

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock         -     329,448
     Proceeds from issuance of notes payable        -     175,340
                                            ---------   ---------
       Net cash provided by financing
         activities                                 -     504,788

Increase (Decrease) in Cash                  (123,811)    124,540

Cash, at beginning of year                    124,540           -
                                           ----------    --------

Cash, at end of year                       $      729    $124,540
                                           ==========    ========


          See accompanying notes to these financial statements.

                               F-6

                                USAsurance Group, Inc.

                             NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Organization and Nature of Operations - USAsurance Group, Inc. (the Company) was incorporated as a Colorado Corporation in 1991 and commenced business in June 1995. The Company's principal business activities are currently in the viatical settlement industry. Viatical settlements are made to persons who are terminally ill and who want to sell their life insurance to obtain the benefit of the money provided by the settlement during the remainder of their life. The Company has ceased further participation in the viatical settlement business due to extended life expectancies resulting in lower returns. Revenues applicable to the discontinued viatical settlement segment were $9,109 and $39,903 for the years ended May 31, 1997 and 1996, respectively. Management of the Company does not expect to recognize any gain or loss from the discontinuance of the viatical settlement segment. Generally, all assets and liabilities as of May 31, 1997 relate to the viatical settlement segment. Subsequent to May 31, 1997, the Company created a wholly owned foreign subsidiary for the purpose of pursuing opportunities in the reinsurance of program business and special groups.

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

     The unearned discount is accrued over the accrual period using the straight -line method. Under the straight-line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

     Differences will arise between the timing of estimated and actual collections. The Company recalculates the accrual periods periodically,

                                USAsurance Group, Inc.

                            NOTES TO FINANCIAL STATEMENTS

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

     Concentration of Credit Risk - Financial instruments that subject the Company to concentration of credit risk consist primarily of receivables from insurance companies which are the obligors under insurance policies purchased by the Company. As of May 31, 1997, the Company had seven purchased life insurance policies with individual insurers with aggregate face values that individually represented greater than 5% of the total purchased life insurance policies.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of notes payable, account payable and accrued liabilities approximate fair value. The carrying amount of purchased life insurance policies may be in excess of fair value as the total of all policies are carried $15,000 less than maturity value, however, the contracts have not yet matured. Fair value on these policies are estimated at approximately $400,000.

                                USAsurance Group, Inc.

                            NOTES TO FINANCIAL STATEMENTS

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

2.   Purchased Life Insurance Policies:

     Purchased life insurance policies consist of the following as of May 31, 1997:

          Capitalized costs of purchased life insurance policies    $ 378,800
          Earned discount                                              28,200
                                                                    ---------
             Purchased life insurance policies                      $ 407,000
                                                                    =========
     Included in the above table are life insurance policies totaling $137,000 which were purchased by the Company at the face amount of the policies and as such, will generate no revenues for the Company. Management of the Company believes that all of the purchased life insurance policies as of May 31, 1997 will mature in fiscal 1998.

     As of May 31, 1997, the Company has purchased life insurance policies totaling $62,000 at face value from an entity which is a 2% stockholder of the Company. Additionally, the Company has a matured policy receivable totaling $27,000 and a deposit totaling $38,476 to purchase life insurance policies from this stockholder. Subsequent to May 31, 1997, the receivable was collected and the deposit was returned.

3.   Stockholders' Equity:

     The Company has the authority to issue 1,000,000 shares of preferred stock
 .
     The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

     During August 1995, the Company sold, in a private placement, 66,000 shares of common stock for $5.00 per share. Proceeds of $329,448 is net of $552 of offering costs.

     During the years ended May 31, 1997 and 1996, the Company's management contributed $33,000 of services for both years and $1,200 and $1,100, respectively, of office space, both of which have been recorded as a contribution to equity and as general and administrative expenses.

                                USAsurance Group, Inc.

                            NOTES TO FINANCIAL STATEMENTS

4.   Long-Term Debt:

     Notes payable as of May 31, 1997 consist of the following:

     Note payable to stockholder and officer of the Company, with interest at 7%.  Principal and interest due August 1997.
     Subsequent to year-end, the note payable was extended to
     August 1998.                                                    $  58,000

     Note payable to the stockholder and officer of the Company, with interest at 7%.  Principal and interest due June 1997.
     Subsequent to year-end, the note payable was extended to June
     1998.                                                              42,342

     Note payable to stockholder, with interest at 7%.  Principal and interest due September 1997.  Subsequent to year-end, the
     note payable was extended to September 1998.                       75,000
                                                                     ---------
          Total long-term debt                                       $ 175,342
                                                                     =========
5.   Income Taxes:

     As of May 31, 1997, the Company has a net operating loss carryforward of approximately $53,000 which, if not used, expire in the years 2010 and 2012.

     The amounts which give rise to the net deferred tax asset (liability) as of May 31, 1997, are as follows:

          Deferred assets (liabilities):
               Purchased life insurance policies          $ (10,000)
               Net operating loss carryforward               20,000
               Other                                          1,000
                                                          ---------
                  Net deferred tax asset (liability)         11,000

               Valuation allowance                          (11,000)
                                                          ---------
                                                          $       -
                                                          =========

     There was no valuation allowance at May 31, 1996, resulting in an increase of $11,000 during the year ended May 31, 1997.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 31, 1996, Kish, Leake & Associates, P.C., the Company's independent accountant for the two fiscal years prior to May 31, 1996, resigned. The Company's financial statements for the two fiscal years ended May 31, 1994 and 1995 were prepared by Kish, Leake & Associates, P.C. and contained no adverse opinion or disclaimer of opinion, nor were qualified as to uncertainty, audit scope, or accounting principles.

     Also on May 31, 1996, the Company engaged the accounting firm of Hein + Associates LLP as the independent public accountants to audit the Company's fiscal year ended May 31, 1996, as well as future financial statements, to replace the firm of Kish, Leake & Associates, P.C. This change in independent accountants was approved by the Board of Directors of the Company.

     There were no disagreements during the fiscal years ended May 31, 1994 and 1995 and subsequent periods with Kish, Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

              Name                 Age            Position
     _______________________       ___       ___________________

     Thomas J. Chase                57       President, Director
     Matthew J. Kavanagh III        62       Secretary, Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     In December 1996, Duane C. Peterson resigned his position as a director of the Company for personal reasons. There were no disagreements between Mr. Peterson and the Company's Board of Directors. No replacement has yet been appointed to replace Mr. Peterson, but it is anticipated that a new director will be so appointed in the near future. It is expected that such director will have experience in the Company's proposed new business, described hereinabove under Item 1.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended May 31, 1997 and 1996 of the chief executive officer of the Company.


               SUMMARY COMPENSATION TABLE


                                           Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-               All
Name                             Annual   Restricted   lying              Other
and                              Compen-    Stock    Options/    LTIP    Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs   Payouts   sation
Position    Year   ($)     ($)    ($)         ($)        (#)      ($)      ($)
__________  ____  ______  _____  ______    ________   _______   _______  _______
Thomas J.
Chase, Pres.(1)(2)
& Director  1997  $    0  $   0  $    0    $      0     $  0     $  0     $  0
Terry A.
Whiteside
Pres. &     (1)(2)
Director    1996  $    0  $   0  $    0    $      0     $   0    $  0     $  0
_________________________

<F1>

(1)  Ms. Whiteside did not receive any salary during the fiscal year ended May
     31, 1996 from the Company.   She resigned her positions with the Company
     effective May 31, 1996 and was replaced by Thomas Chase, who did not receive any salary during the fiscal year ended May 31, 1997.

<F2>

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending May
     31, 1998.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended May 31, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

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

Common         Matthew Kavanagh(1)        4,000                 *
               3140 S. Peoria, #230
               Aurora, CO 80014

                  Name and            Amount and
                  Address of           Nature of
Title of          Beneficial          Beneficial         Percent of
 Class               Owner             Ownership            Class
________       ____________________   __________         __________

Common         All Officers and           9,000                *
               Directors as a
               Group (2 persons)
_________________________
* Less than 1%
(1)  Officer and/or director of the Company.

(2) The information relating to beneficial ownership of the Company's common stock is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including share voting or investment power, the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1995, Terry Whiteside, the Company's former President, loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been extended until August 1998 by the mutual consent of the parties, with interest accruing at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

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

     The Company reimburses its executive officers and directors from time to time for out-of-pocket expenditures, including travel, long distance telephone, photocopying and similar such costs and expenses, paid by them on behalf of the Company. The total amount of expense reimbursements by the Company to any executive officer and/or director did not exceed $10,000 in the Company's fiscal year ended May 31, 1997.

     During the fiscal year ended May 31, 1996, the Company purchased life insurance policies totalling $146,000 at the face value of the policy from an entity which is approximately a 2% stockholder of the Company.

                            PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     *3.1   Certificate and Articles of Incorporation

     *3.2   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 3, 1995 and are incorporated by reference herein.

(b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ending May 31, 1997.

                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 1997.

                                        USASURANCE GROUP, INC.
                                        (Registrant)


                                        By:/s/ Thomas J. Chase
                                           Thomas J. Chase,
                                           President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 1997.


/s/ Thomas J. Chase
Thomas J. Chase, Director


/s/ Matthew J. Kavanagh, III
Matthew J. Kavanagh, III, Director

                     USASURANCE GROUP, INC.

         Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended May 31, 1997

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .  34