Form 10QSB
period 1997-08-31
USASURANCE GROUP INC
filed 1997-10-23
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  August 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1997, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended August 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF
          OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      USAsurance Group, Inc. (the "Company"), is a company incorporated pursuant to the laws of the State of Colorado on January 15, 1991, for the purpose of engaging as an insurance brokerage company. The Company did not undertake any business activities relevant thereto and in June 1995, the Company's Board of Directors elected to change the Company's principal business activities to the viatical settlement industry wherein the Company acquired life insurance policies from individuals who are terminally ill or pools of policies from other companies. However, during the last fiscal year, the viatical settlement industry has changed due to advances in medication which prolong life for these individuals and, as a result thereof, the Company ceased further participation in the viatical settlement business due to such extended life expectancies resulting in lower returns.

     As a result thereof, during its last fiscal year, the Company, desiring to remain in some segment of the insurance industry, changed its business activities to the reinsurance business. The Company applied for licensing in Aruba using a wholly owned subsidiary, Insurenational, A.V.V., and was approved to commence operations on September 25, 1997. The Company will use the life insurance policies that it now holds as it capital contribution in Insurenational, A.V.V.

Results of Operations

Comparison of Results of Operations for the three month period ended August 31, 1997 and three month period ended August 31, 1996

     The Company had no revenues for the three month periods ended August 31, 1996 and August 31, 1997. In the three month period ended August 31, 1997, general and administrative expenses increased $5,939 (33%) from $17,984 for the three month period ended August 31, 1996 to $23,923. This increase was due to fees incurred to a consultant associated with a potential acquisition by the Company of a digital pager company and payment by the Company of its share of general office expenses incurred as a subleasee at its present offices.

     The Company incurred a net loss of $(26,991) for the three month period ended August 31, 1997, compared to a net loss of $(15,648) for the three months ended August 31, 1996, an increase of $(11,343), or 58%, primarily due to a noncash bookkeeping entry related to the discontinued viatical settlement operations.

     Since June 1995 the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Five of these policies have matured and net aggregate proceeds from these policies in the total amount of $75,903 have been paid to the Company, one of which matured during the three months ended August 31, 1997 with the Company receiving approximately $27,000 as a result of such maturity, the proceeds of such matured policy having previously been recognized as income on an accrual basis. Because the Company's Financial Statements are prepared on an accrual rather than a cash basis, this income was account for in the quarter ended May 31, 1997. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchased price paid for the policy;
(ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and (iv) amounts paid to retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by the Company's medical consultants and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

     The unearned discount is accrued over the accrual period using the straight line method. Under the straight line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period.

     Any change in accrual periods will not cause a restatement of earned discounts in prior periods but will impact earned discounts in the current and future periods on policies owned by the Company (by either accelerating or decelerating the recognition of remaining unearned discount). The Company cannot predict how any accrual period will change, if at all, in the future.

     As discussed hereinabove, during the fiscal year ended May 31, 1997, the Company adopted a plan to cease further participation in the viatical settlement industry. This was the Company's only operating segment since its inception. The results of its activities in the viatical settlement business for the current and prior comparative period have been restated in the Company's unaudited Financial Statements included herein to present the viatical settlement business as a discontinued operation.

Plan of Operation

     In September 1997, management created a new wholly owned subsidiary company, Insurenational, Inc., an Aruba chartered insurance company ("Insurenational"), which is being undertaken as a result of the changes in the viatical settlement industry described above. It is anticipated that Insurenational will provide reinsurance to insurance companies who provide coverage to small associations or associated groups where loss experience is available and predictable. For example only, if a group of small businesses in a common business have individual policies with total annual premiums of $4 million, a typical insurance company would base this premium on a loss ratio of 50-55%, or $2 to 2.2 million of losses annually. Insurenational intends to work with that association to arrange for a domestic insurance company to insure the predictable portion of the annual claims and to reinsure the excess with Insurenational. The association will continue to have their insurance coverage underwritten on the same policy with their then current carrier. The association would put the remaining $2 million into a trust account. Insurenational would then reinsure the domestic insurance company for all losses exceeding $2 million, but not to exceed $2.7 million. In consideration for Insurenational's assumption of this risk a premium of $1 million would be charged. Under this arrangement, Insurenational would save the association $1 million annually.

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

     In addition, management also intends to cause the Company to become involved in the business of financial services, to a limited extent. The Company may make small commercial loans to, and equity investments in, emerging growth companies which are unable to obtain financing from traditional sources. The Company may also furnish financial consulting services and advice as an incidental part of its business plan. The Company does not intend to emphasize this business and has no intention of causing the Company to become classified as an "investment company" as that term is defined under the Investment Company Act of 1940, as amended.

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

     Management has not adopted any policy regarding the maximum size of any loan or stock purchases which it may make with respect to a single company and may, in fact, own 100% of an operating company. Further, management has not determined any maximum percentage of its loans or stock portfolio which may be committed to loans or investments in excess of a specified amount. Management, in its sole discretion, will determine guidelines for levels of concentration as to the diversity of companies which it funds and types of assets required as collateral for loans in order to attempt to minimize credit losses. However, management intends to employ a policy of maintaining a diversity of companies financed and types of collateral accepted as security for loans in order to minimize undue exposure.

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

Liquidity and Capital Resources

     The Company's prior primary need for capital has been the funding of policy purchases. In the future, it will be for the establishment of business operations in the reinsurance industry.

Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $175,340. During the three month period ended August 31, 1997, the Company financed its operations from cash flow generated from a outstanding receivable derived from the maturity of one life insurance policy in the amount of $27,000.

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

     At August 31, 1997, the Company had an increase in cash flow of $47,840 compared to a decrease in cash flow of $(76,863) at August 31, 1996, primarily as a result of a decrease in receivables for matured policies and discontinuation of cost associated with purchased life insurance policies. During the three month period ended August 31, 1997, the Company produced enough cash flow from its now discontinued operations to cover cash outflow. Current assets consists mostly of Purchased Life Insurance Policies. Current liabilities consists mostly of accrued interest to related parties.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.

USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited  Audited
                                              August     May
                                            31, 1997  31, 1997
                                            --------  --------
ASSETS

Current Assets:
Cash                                        $ 48,569  $    729
Matured Policies Receivable - Related Party        0    27,000
Purchased Life Insurance Policies            407,776   407,000
Deposits With Insurance Company                    0    38,476
Other Assets                                  17,863    18,040
                                            --------  --------
Total Current Assets                         474,208   491,245
                                            --------  --------
TOTAL ASSETS                                $474,208  $491,245

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
Accounts Payable                            $  2,103  $  3,969
Interest Payable                              12,298     9,229
                                            --------  --------
Total Current Liabilities                     14,401    13,198

Long-Term Debt - Related Party                75,000   100,340
Long-Term Debt - Other                       100,340    75,000
                                            --------  --------
Total Long-Term Debt                         175,340   175,340
                                            --------  --------
TOTAL LIABILITIES                            189,741   188,538

SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares          157       157

Capital Paid In Excess Of
Par Value Of Common Stock                    407,841   399,091

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                  0         0

Retained Earnings (Deficit)                 (123,531)  (96,541)
                                            --------  --------
TOTAL SHAREHOLDERS' EQUITY                   284,467   302,707
                                            --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $474,208  $491,245
                                            ========  ========

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.

                                                                9

USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------
                                           Unaudited   Unaudited
                                            3 Month     3 Month
                                         Period Ended Period Ended
                                            August       August
                                           31, 1997     31, 1996
                                          ---------    ---------

Income:                                   $       0    $       0

General & Administrative Expenses:

Contract Labor                                8,250        8,250
Depreciation                                    177          135
Legal And Accounting                          6,070        9,200
Office                                        5,539          174
Professional Services                         2,500            0
Rent                                            518          100
Stock Transfer                                  200            0
Telephone                                       669          125
                                          ---------    ---------
Total                                        23,923       17,984
                                          ---------    ---------
Net (Loss) Before Taxes & Discontinued
  Operations                                (23,923)     (17,984)
                                          ---------    ---------
Other Income (Expense)

Interest Income                                   0           96
Interest Expense                             (3,068)      (2,819)
                                          ---------    ---------
Total Other Income (Expense)                 (3,068)      (2,723)
                                          ---------    ---------
(Loss) Before Discontinued Operations       (26,991)     (20,707)

Discontinued Operations -
Income from discontinued operations for
 August 31, 1997, net of income tax expense
 of $ -0-.                                        0        5,059
                                          ---------    ---------
Net (Loss)                               ($  26,991)  ($  15,648)
                                          =========    =========
Net (Loss) Per Common Share:

 Before Discontinued Operations              ($0.02)      ($0.01)
 Discontinued Operations                      $0.00        $0.00
                                          ---------    ---------
Net (Loss) Per Common Share                  ($0.02)      ($0.01)
                                          =========    =========
Weighted Average Common Shares
 Outstanding                              1,566,000    1,566,000
                                          =========    =========

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.

                                                                10

USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------
                                          Unaudited   Unaudited
                                           3 Month     3 Month
                                        Period Ended Period Ended
                                           August       August
                                          31, 1997     31, 1996
                                          ---------    ---------
Net (Loss)                               ($  26,991)  ($  15,648)

Adjustments To Reconcile Net Loss To
 Net Cash Used In Operating Activities:
Depreciation                                    177          135
Contributed Services And Rent                 8,750        8,350

Changes In Operating Assets
 And Liabilities:
(Increase) Decrease In Receivable            27,000       12,000
(Increase) In Purchased Life
 Insurance Policies                            (776)     (49,539)
(Increase) (Decrease) In Deposits
 With Life Insurance Companies               38,476      (38,476)
(Increase) In Prepaid Expenses                    0       (2,000)
Increase (Decrease) In Accounts Payable      (1,865)       5,246
Increase In Interest Payable                  3,069        3,069
                                          ---------    ---------
 Net Flows From Operations                   47,840      (76,863)
                                          ---------    ---------
Cash Flows From Investing Activities:
                                                  0            0
                                          ---------    ---------
Net Cash Flows From Investing                     0            0
                                          ---------    ---------
Cash Flows From Financing  Activities:

Loans Made To Other Parties                 (15,000)           0
Funds Received From Loans                    15,000            0
                                          ---------    ---------
Cash Flows From Financing                         0            0

Net Increase In Cash                         47,840      (76,863)
Cash At Beginning Of Period                     729      124,540
                                          ---------    ---------
Cash At End Of Period                     $  48,569    $  47,677
                                          =========    =========

Summary Of Non-Cash Investing
 And Financing Activities:

Inventory Purchased By Related Party as
 Loan To Related Party                    $       0    $       0
                                          =========    =========

          The Accompanying Notes Are An Integral Part Of These
Unaudited Financial Statements.

                                                               11

USAsurance Group, Inc.
Notes to Unaudited Financial Statements
For the Three Month Period Ended August 31, 1997
------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim period ended August 31, 1997 and August 31, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended August 31, 1997 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1998.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  October 23, 1997


                                   By:  s/Matthew J. Kavanagh III
                                      Matthew J. Kavanagh, III
                                      Secretary

                                                             13
                       USAsurance Group, Inc.
          Exhibit Index to Quarterly Report on Form 10-QSB
                For the Quarter Ended August 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     15