Form 10QSB
period 1997-11-30
USASURANCE GROUP INC
filed 1998-01-20
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  November 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 30, 1997, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the six month period ended November 30, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF
          OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      USAsurance Group, Inc. (the "Company") is a company incorporated pursuant to the laws of the State of Colorado on January 15, 1991, for the purpose of engaging as an insurance brokerage company. The Company did not undertake any business activities relevant thereto and in June 1995, the Company's Board of Directors elected to change the Company's principal business activities to the viatical settlement industry wherein the Company acquired life insurance policies from individuals who are terminally ill or pools of policies from other companies. However, during the last fiscal year, the viatical settlement industry has changed due to advances in medication which prolong life for these individuals and, as a result thereof, the Company ceased further participation in the viatical settlement business due to such extended life expectancies resulting in lower returns.

     As a result thereof, during its last fiscal quarter, the Company, desiring to remain in some segment of the insurance industry, changed its business activities to the reinsurance business. The Company applied for licensing in Aruba using a wholly owned subsidiary, Insurenational, A.V.V., and was approved to commence operations on September 25, 1997. The Company intended to use the life insurance policies that it now holds as it capital contribution in Insurenational, A.V.V. However, upon reflection and after significant analysis of the intended new business plan, management has elected not to proceed with the reinsurance business. As such, the Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. See "Plan of Operation" below.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Results of Operations

Comparison of Results of Operations for the six month period ended November 30, 1997 and six month period ended November 30, 1996.

     The Company had no revenues for the six month periods ended November 30, 1996 and November 30, 1997. In the six month period ended November 30, 1997, general and administrative expenses increased $13,970 (42%) from $32,940 for the six month period ended November 30, 1996 to $46,910. This increase was due primarily to costs associated with the incorporation of Insurenational, A.V.V., management's efforts relating to locating and reviewing merger or acquisition candidates after the abandonment of the reinsurance business plan including fees paid to a consultant associated with a potential acquisition by the Company of a digital pager company and payment by the Company of its share of general office expenses incurred as a subleasee at its present offices, all of which totalled approximately $16,900. The Company incurred a net loss of $(52,547) for the six month period ended November 30, 1997, compared to a net loss of $(31,180) for the six months ended November 30, 1996, an increase of $(21,387), or 69%, primarily due to the costs described above, plus a noncash bookkeeping entry related to the discontinued viatical settlement operations of $7,500.

     Since June 1995, the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Five of these policies have matured and net aggregate proceeds from these policies in the total amount of $75,903 have been paid to the Company, one of which matured during the six months ended November 30, 1997, with the Company receiving approximately $27,000 as a result of such maturity, the proceeds of such matured policy having previously been recognized as income on an accrual basis. Because the Company's Financial Statements are prepared on an accrual rather than a cash basis, this income was accounted for in the quarter ended May 31, 1997. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy; (ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and
(iv) amounts paid to retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by the Company's medical consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

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

Comparison of Results of Operations for the Three Month Periods
Ended November 30, 1997 and 1996.

     The Company had no revenues for the three month periods ended November 30, 1996 and 1997. In the three month period ended November 30, 1997, general and administrative expenses increased $8,231 (55%) from $14,957 for the three month period ended November 30, 1996 to $23,188. This increase was primarily due to fees incurred to a consultant associated with a potential acquisition by the Company of a digital pager company and payment by the Company of its share of general office expenses incurred as a subleasee at its present offices.

     The Company incurred a net loss of $(25,756) for the three month period ended November 30, 1997, compared to a net loss of $(15,533) for the three months ended November 30, 1996, an increase of $(10,223), or 69%, primarily due to increased general and administrative expenses, as well as a noncash bookkeeping entry related to the discontinued viatical settlement operations.

Plan of Operation

     The Company's new purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

        The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise.
The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Liquidity and Capital Resources

     The Company's prior primary need for capital has been the funding of policy purchases. Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $175,340. During the six month period ended November 30, 1997, the Company financed its operations from cash flow generated from a outstanding receivable derived from the maturity of one life insurance policy in the amount of $27,000.

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

     At November 30, 1997, the Company had a decrease in cash flow of $154 compared to a decrease in cash flow of $(110,398) at November 30, 1996, primarily as a result of a decrease in receivables for matured policies and discontinuation of cost associated with purchased life insurance policies. During the six month period ended November 30, 1997, the Company produced enough cash flow from its now discontinued operations to cover cash outflow. Current assets consists mostly of Purchased Life Insurance Policies. Current liabilities consists mostly of accrued interest to related parties.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.

USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited   Audited
                                             November     May
                                             30, 1997   31, 1997
                                            ---------  ---------
ASSETS
Current Assets:
Cash                                        $     575  $     729
Matured Policies Receivable - Related Party         0     27,000
Purchased Life Insurance Policies             407,776    407,000
Deposits With Insurance Company                     0     38,476
Advances To Affiliated Entities                35,000          0
Other Assets                                   18,186     18,040
                                            ---------  ---------
Total Current Assets                          461,537    491,245
                                            ---------  ---------
TOTAL ASSETS                                $ 461,537  $ 491,245
                                            =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Advances From Affiliated Entities           $   3,000  $       0
Accounts Payable                                7,371      3,969
Interest Payable                                8,366      9,229
                                            ---------  ---------
Total Current Liabilities                      18,737     13,198
                                            ---------  ---------
Long-Term Debt - Related Party                100,340    100,340
Long-Term Debt - Other                         75,000     75,000
                                            ---------  ---------
Total Long-Term Debt                          175,340    175,340
                                            ---------  ---------
TOTAL LIABILITIES                             194,077    188,538
                                            ---------  ---------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares           157        157

Capital Paid In Excess Of
Par Value Of Common Stock                     416,591    399,091

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                   0          0

Retained Earnings (Deficit)                  (149,288)   (96,541)
                                            ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                    267,460    302,707
                                            ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 461,537  $ 491,245
                                            =========  =========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1997      30, 1996
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                       8,250         8,250
Depreciation                                    177           135
Legal And Accounting                          5,867         5,772
Office                                            0            50
Professional Services                         5,000             0
Rent                                            765           500
Stock Transfer                                    0             0
Telephone                                       652           250
Travel                                        2,477             0
                                       ------------  ------------
Total                                        23,188        14,957
                                       ------------  ------------
Net (Loss) Before Other Income
  & Discontinued Operations                 (23,188)      (14,957)
                                       ============  ============
Other Income (Expense)

Interest Income                                 500             0
Interest Expense                             (3,068)       (3,068)
                                       ------------  ------------
Total Other Income (Expense)                 (2,568)       (3,068)
                                       ------------  ------------
(Loss) Before Discontinued Operations       (25,756)      (18,025)

Discontinued Operations -
Income from discontinued operations
  for November 30, 1997, net of income
  tax expense of $ -0-.                           0         2,492
                                       ------------  ------------
Net (Loss)                             $    (25,756) $    (15,533)
                                       ============  ============
Basic (Loss) Per Common Share:

  Before Discontinued Operations             ($0.02)       ($0.01)
  Discontinued Operations                     $0.00         $0.00
                                       ============  ============
Basic (Loss) Per Common Share                ($0.02)       ($0.01)
                                       ============  ============
Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         6 Month       6 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1997      30, 1996
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation To Officers                     16,500        16,500
Depreciation                                    354           270
Legal And Accounting                         11,937        14,972
Office                                        5,539           223
Professional Services                         7,500             0
Rent                                          1,284           600
Telephone                                     1,320           375
Travel                                        2,476             0
                                       ------------  ------------
Total                                        46,910        32,940
                                       ------------  ------------
Net (Loss) Before Taxes & Discontinued
  Operations                                (46,910)      (32,940)
                                       ============  ============
Other Income (Expense)

Interest Income                                 500            96
Interest Expense                             (6,137)       (5,887)
                                       ------------  ------------
Total Other Income (Expense)                 (5,637)       (5,791)
                                       ------------  ------------
(Loss) Before Discontinued Operations       (52,547)      (38,731)

Discontinued Operations -
Income from discontinued operations
  for November 30, 1997, net of
  income tax expense of $ -0-.                    0         7,551
                                       ------------  ------------
Net (Loss)                             $    (52,547) $    (31,180)
                                       ============  ============
Basic (Loss) Per Common Share:

 Before Discontinued Operations              ($0.03)       ($0.02)
 Discontinued Operations                      $0.00         $0.00
                                       ============  ============
Basic (Loss) Per Common Share                ($0.03)       ($0.02)
                                       ============  ============
Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         6 Month       6 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1997      30, 1996
                                       ------------  ------------
Net (Loss)                             $    (52,547) $    (31,180)

Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
Depreciation                                    354           270
Contributed Services And Rent                17,500        17,100

Changes In Operating Assets
  And Liabilities:
(Increase) Decrease In Receivable            26,300        (3,000)
(Increase) In Purchased Life
  Insurance Policies                           (776)      (53,037)
(Increase) (Decrease) In Deposits
  With Insurance Companies                   38,476       (38,476)
(Increase) In Prepaid Expenses                    0        (2,000)
Increase (Decrease) In Accounts Payable       3,402         6,038
Increase (Decrease) In Interest Payable        (863)       (6,113)
                                       ------------  ------------
  Net Flows From Operations                  31,846      (110,398)

Cash Flows From Investing Activities:
                                                  0             0
                                       ------------  ------------
  Net Cash Flows From Investing                   0             0
                                       ------------  ------------
Cash Flows From Financing Activities:

Loans Made To Other Parties                 (50,000)            0
Funds Received From Loans                    22,000             0
Payments Made on Loans                       (4,000)            0
                                       ------------  ------------
  Cash Flows From Financing                 (32,000)            0
                                       ------------  ------------
Net Increase In Cash                           (154)     (110,398)
Cash At Beginning Of Period                     729       124,540
                                       ------------  ------------
Cash At End Of Period                  $        575  $     14,142
                                       ============  ============

Summary Of Non-Cash Investing
  And Financing Activities:            $          0  $          0
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended November 30, 1997
-------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month interim periods ended November 30, 1997 and November 30, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the Six month period ended November 30, 1997 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1998.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  January 20, 1998


                                   By:  s/Matthew J. Kavanagh III
                                      Matthew J. Kavanagh, III
                                      Secretary

                        USAsurance Group, Inc.

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended November 30, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     18