Form 10QSB
period 1998-02-28
USASURANCE GROUP INC
filed 1998-04-20
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  February 28, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 28, 1998, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended February 28, 1998, are attached hereto.

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

     As a result thereof, during its prior fiscal quarter, the Company, desiring to remain in some segment of the insurance industry, changed its business activities to the reinsurance business. The Company applied for licensing in Aruba using a wholly owned subsidiary, Insurenational, A.V.V., and was approved to commence operations on September 25, 1997. The Company intended to use the life insurance policies that it now holds as its capital contribution in Insurenational, A.V.V. However, upon reflection and after significant analysis of the intended new business plan, management has elected not to proceed with the reinsurance business. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. See "Plan of Operation" below.

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

Results of Operations

Comparison of Results of Operations for the nine month period ended February 28, 1998 and nine month period ended February 28, 1997.

     The Company had no revenues for the nine month periods ended February 28, 1998 and February 28, 1997. In the nine month period ended February 28, 1998, general and administrative expenses increased $16,677 (40.6%) from $41,033 for the nine month period ended February 28, 1997 to $57,710. This increase was due primarily to costs associated with the incorporation of Insurenational, A.V.V., management's efforts relating to locating and reviewing merger or acquisition candidates after the abandonment of the reinsurance business plan including fees paid to a consultant associated with a potential acquisition by the Company of a digital pager company and payment by the Company of its share of general office expenses incurred as a subleasee at its present offices. The Company incurred a net loss of $(65,139) for the nine month period ended February 28, 1998, compared to a net loss of $(38,854) for the nine months ended February 28, 1997, an increase of $(26,285), or 67.7%, primarily due to the costs described above.

     Since June 1995, the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Five of these policies have matured and net aggregate proceeds from these policies in the total amount of $75,903 have been paid to the Company, one of which matured during the nine months ended February 28, 1998, with the Company receiving approximately $27,000 as a result of such maturity, the proceeds of such matured policy having previously been recognized as income on an accrual basis. Because the Company's Financial Statements are prepared on an accrual rather than a cash basis, this income was accounted for in the quarter ended May 31, 1997. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy; (ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and
(iv) amounts paid to retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by the Company's medical consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

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

Comparison of Results of Operations for the Three Month Periods
Ended February 28, 1998 and 1997.

     The Company had no revenues for the three month periods ended February 28, 1997 and 1998. In the three month period ended February 28, 1998, general and administrative expenses increased $2,508 (31%) from $8,093 for the three month period ended February 28, 1997 to $10,601. This increase was primarily due legal and accounting fees and its share of general office expenses incurred as a subleasee at its present offices.

     The Company incurred a net loss of $(12,394) for the three month period ended February 28, 1998, compared to a net loss of $(11,161) for the three months ended February 28, 1997, an increase of $(1,232), or 11%, primarily due to increased general and administrative expenses.

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

Liquidity and Capital Resources

     The Company's prior primary need for capital has been the funding of policy purchases. Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $175,340. During the nine month period ended February 28, 1998, the Company financed its operations from cash flow generated from a outstanding receivable derived from the maturity of one life insurance policy in the amount of $27,000.

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

     At February 28, 1998, the Company had an increase in cash flow of $425 compared to a decrease in cash flow of $(116,679) at February 28, 1997, primarily because the Company did not engage in any material operations during the nine month period ended February 28, 1998. Current assets consists mostly of Purchased Life Insurance Policies. Current liabilities consists mostly of outstanding accounts payables and accrued interest to related parties.

     Because the Company is not required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K - None.

USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited   Audited
                                             February     May
                                             28, 1998   31, 1997
                                            ---------  ---------
ASSETS
Current Assets:
Cash                                        $   1,154  $     729
Matured Policies Receivable - Related Party         0     27,000
Purchased Life Insurance Policies             407,776    407,000
Deposits With Insurance Company                     0     38,476
Advances To Affiliated Entities                35,000          0
Other Assets                                   18,759     18,040
                                            ---------  ---------
Total Current Assets                          462,689    491,245
                                            ---------  ---------
TOTAL ASSETS                                $ 462,689  $ 491,245
                                            =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable                                9,044      3,969
Interest Payable                               11,487      9,229
                                            ---------  ---------
Total Current Liabilities                      20,531     13,198
                                            ---------  ---------
Long-Term Debt - Related Party                103,340    100,340
Long-Term Debt - Other                         75,000     75,000
                                            ---------  ---------
Total Long-Term Debt                          178,340    175,340
                                            ---------  ---------
TOTAL LIABILITIES                             198,871    188,538
                                            ---------  ---------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares           157        157

Capital Paid In Excess Of
Par Value Of Common Stock                     425,341    399,091

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                   0          0

Retained Earnings (Deficit)                  (161,680)   (96,541)
                                            ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                    263,818    302,707
                                            ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 462,689  $ 491,245
                                            =========  =========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                         February      February
                                         28, 1998      28, 1997
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                       8,250         8,250
Depreciation                                    177           135
Legal And Accounting                          1,674        (1,412)
Rent                                            500           500
Telephone                                         0           620
                                       ------------  ------------
Total                                        10,601         8,093
                                       ------------  ------------
Net (Loss) Before Other Income
  & Discontinued Operations                 (10,601)       (8,093)
                                       ============  ============
Other Income (Expense)

Interest Income                                 829             0
Other Income                                    500             0
Interest Expense                             (3,121)       (3,068)
                                       ------------  ------------
Total Other Income (Expense)                 (1,792)       (3,068)
                                       ------------  ------------
(Loss) Before Discontinued Operations       (12,393)      (11,161)

Discontinued Operations -
Income from discontinued operations
  for February 28, 1998, net of income
  tax expense of $ -0-.                           0         3,487
                                       ------------  ------------
Net (Loss)                             $    (12,393) $     (7,674)
                                       ============  ============
Basic (Loss) Per Common Share:

  Before Discontinued Operations             ($0.01)       ($0.01)
  Discontinued Operations                     $0.00         $0.00
                                       ============  ============
Basic (Loss) Per Common Share                ($0.01)       ($0.01)
                                       ============  ============
Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                       Period Ended  Period Ended
                                         February      February
                                         28, 1998      28, 1997
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation To Officers                     24,750        24,750
Depreciation                                    531           405
Legal And Accounting                         13,610        13,560
Office                                        5,739           223
Professional Services                         7,500             0
Rent                                          1,518         1,100
Telephone                                     1,566           995
Travel                                        2,476             0
                                       ------------  ------------
Total                                        57,710        41,033
                                       ------------  ------------
Net (Loss) Before Taxes & Discontinued
  Operations                                (57,710)      (41,033)
                                       ============  ============
Other Income (Expense)

Interest Income                               1,329            96
Other Income                                    500             0
Interest Expense                             (9,258)       (8,955)
                                       ------------  ------------
Total Other Income (Expense)                 (7,429)       (8,859)
                                       ------------  ------------
(Loss) Before Discontinued Operations       (65,139)      (49,892)

Discontinued Operations -
Income from discontinued operations
  for February 28, 1998, net of
  income tax expense of $ -0-.                    0        11,036
                                       ------------  ------------
Net (Loss)                             $    (65,139) $    (38,854)
                                       ============  ============
Basic (Loss) Per Common Share:

 Before Discontinued Operations              ($0.04)       ($0.03)
 Discontinued Operations                      $0.00         $0.01
                                       ============  ============
Basic (Loss) Per Common Share                ($0.04)       ($0.02)
                                       ============  ============
Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                       Period Ended  Period Ended
                                         February      February
                                         28, 1998      28, 1997
                                       ------------  ------------
Net (Loss)                             $    (65,139) $    (38,854)

Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
Depreciation                                    531           405
Contributed Services And Rent                26,250        25,850

Changes In Operating Assets
  And Liabilities:
(Increase) Decrease In Receivable            27,000       (41,476)
(Increase) in Interest Receivable            (1,250)            0
(Increase) In Purchased Life
  Insurance Policies                           (776)      (56,524)
Decrease In Life Insurance Deposits          38,476             0
(Decrease) in Deferred Tax Liability              0        (2,000)
Increase (Decrease) In Accounts Payable       5,075        (1,034)
Increase (Decrease) In Interest Payable       2,258        (3,046)
                                       ------------  ------------
  Net Flows From Operations                  32,425      (116,679)

Cash Flows From Investing Activities:
                                                  0             0
                                       ------------  ------------
  Net Cash Flows From Investing                   0             0
                                       ------------  ------------
Cash Flows From Financing Activities:

Loans Made To Other Parties                 (50,000)            0
Funds Received From Loans                    22,000             0
Payments Made on Loans                       (4,000)            0
                                       ------------  ------------
  Cash Flows From Financing                 (32,000)            0
                                       ------------  ------------
Net Increase In Cash                            425      (116,679)
Cash At Beginning Of Period                     729       124,540
                                       ------------  ------------
Cash At End Of Period                  $      1,154  $      7,861
                                       ============  ============

Summary Of Non-Cash Investing
  And Financing Activities:            $          0  $          0
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended February 28, 1998
-------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim periods ended February 28, 1998 and February 28, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended February 28, 1998 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1998.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  April 20, 1998


                                   By:  s/Matthew J. Kavanagh, III
                                      ----------------------------
                                      Matthew J. Kavanagh, III
                                      Secretary

                        USAsurance Group, Inc.

           Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended February 28, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     18