Form 10KSB
period 1998-05-31
USASURANCE GROUP INC
filed 1998-09-16
CIK 1001805

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB

     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

           For the fiscal year ended May 31, 1998

                Commission File No. 0-26920

                   USASURANCE GROUP, INC.
                   ----------------------
        (Name of small business issuer in its charter)

           Colorado                              84-1298212
           --------                              ----------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

                      7345 E. Peakview Ave.
                    Englewood, Colorado 80111
                         (303) 689-0123
                         --------------
 (Address, including zip code and telephone number, including area code, of registrant's executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
                              none

  Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock
                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X   No
                            ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  X
             ---

Issuer's revenues for its most recent fiscal year: $2,123.


                 (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 14, 1998:
$10,199,860.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 1998 there were 1,566,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated August 25,
1998.

              This Form 10-KSB consists of 37 pages.
               Exhibit Index is Located at Page 36.

                        TABLE OF CONTENTS

                    FORM 10-KSB ANNUAL REPORT

                      USASURANCE GROUP, INC.

                                                              PAGE
------------------------------------------------------------------

Facing Page
Index
PART I
Item 1.    Description of Business...........................    4
Item 2.    Description of Property...........................    8
Item 3.    Legal Proceedings.................................    9
Item 4.    Submission of Matters to a Vote of
               Security Holders..............................    9

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters...............    9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................   10
Item 7.    Financial Statements..............................   14
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure......................   29

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.............   29
Item 10.   Executive Compensation............................   31
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.........................   32
Item 12.   Certain Relationships and Related
               Transactions..................................   33

PART IV
Item 13.   Exhibits and Reports of Form 8-K..................   33


SIGNATURES...................................................   35

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

     Initially, management intended to create a new wholly owned subsidiary company, Insurenational, Inc., an Aruba chartered insurance company ("Insurenational"), in order to provide reinsurance to insurance companies who provide coverage to small associations or associated groups where loss experience is available and predictable. However, when management attempted to implement this new business plan, it became apparent that such efforts would not be worthwhile, primarily due to a lack of available funding, as well as what management perceived to be extraordinary risk of failure applicable to the reinsurance business. The market is subject to wide swings in premiums charged and is highly competitive. The Company was unable to find a small insurance company to agree to engage in business with the Company as outlined in prior reports filed by the Company with the SEC. Additionally, domestic insurance companies large enough to do nation-wide program business did not want to do business with a small foreign insurance company.

     As a result of management's efforts described above, during the fiscal year ended May 31, 1998, the Company's Board of Directors began to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of the Company's securities. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part II, Item 7, Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Subsequent Event

     As a result of management's efforts described hereinabove, effective August 22, 1998, the Company entered into a letter of intent with 2xtreme Performance International LLC., ("2PI"), a privately held Delaware limited liability company, whereby the Company has agreed in principle to acquire all of the interests of 2PI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction provide AFEW, Inc., a privately held company which owned a majority of the interests in 2PI, to acquire the balance of such interests and thereafter, AFEW, Inc. would engage in a share exchange agreement with the Company to consummate the proposed transaction. The proposed terms of this share exchange require the Company to issue an aggregate of 8,500,000 "restricted" common shares, representing approximately 85% of the Company's outstanding common stock, in exchange for all of the issued and outstanding shares of AFEW, Inc., with AFEW, Inc. becoming a wholly owned subsidiary of the Company.

     The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, completion of an independent audit and approval of the transaction by AFEW, Inc.'s shareholders. If this proposed transaction is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of AFEW, Inc. If these conditions are met, it is expected that the proposed transaction will close in October 1998. However, there are no assurances that the proposed transaction will close on the aforesaid date, or that any unforeseen delay will occur.

     In the event the aforesaid transaction does close, the Company's principal business will become a marketing company, offering nutritional supplement products which, according to 2PI, are intended to enhance both the body and mind. 2PI commenced business in March 1996 and is based in Dallas, Texas. Its principal place of business consists of 40,000 square feet of office space, warehouse space and production facilities, housing over 160 employees.

Other Matters

     In June 1995, the Company's former President, Terry Whiteside, loaned the Company the principal sum of $42,342, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. Repayment of this obligation was originally due in June 1996, but the terms of this loan were amended to reflect that the loan is now due June 30, 1999. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000, which was due in August 1996. Terms of this note were also amended consistent with the aforesaid loan. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. This loan is due June 30, 1999. Each of these aforesaid loans accrue interest at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

Employees

     During the fiscal year ended May 31, 1998, the Company had no salaried employees. However, it did have two non-salaried employees, including its President, Thomas Chase, and one administrator. However, during the fiscal years ended May 17, 1998 and 1997, the Company recorded approximately $2,500 in salary expense in each year. See "Part 11, Item 7, Financial Statements" and "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons."

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company subleases its offices at 7345 E. Peakview Ave., Englewood, Colorado 80111, a building owned jointly by unaffiliated parties. Beginning in December, 1996, the Company began to pay rent in the sum of $1,000 per month pursuant to an oral lease arrangement, on a month-to-month basis. Because of the Company's limited financial resources, the requirement that the Company continue to pay rent abated in October 1997. The Company's offices consist of approximately 1,200 square feet of executive office space and secretarial area. Management believes that this space will meet the Company's needs until the proposed share exchange between the Company and AFEW, Inc. described hereinabove in Item 1 is consummated. In the event this transaction is not consummated, it is anticipated that the existing arrangements will be maintained.

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

     Quarter Ended                      Bid Price
                                     Low        High
                                    _____      _____

     May 31, 1996                    $5.00     $6.00
     August 31, 1996                  4.00      6.00
     November 30, 1996                2.00      4.50
     February 28, 1997                 .50      2.00
     May 31, 1997                      .50      2.75

     August 31, 1997                   .50      1.25
     November 30, 1997                1.00      2.50
     February 28, 1998                2.00      2.00
     May 31, 1998                     2.00      2.00



     (b) Holders.  There are 29 holders of the Company's Common
Stock, not including those shareholders holding their securities in "street name".

     (c) Dividends. The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended May 31, 1999, unless the proposed share exchange between the Company and AFEW, Inc. is successfully consummated, of which there is no assurance. However, even if this transaction is so consummated, it is still unlikely that the Company will pay any dividend in the fiscal year ending May 31, 1999.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards. Actual results could differ from those estimates.

Introduction

     The Company was organized and has been engaged in the business of investing in the viatical settlement industry by acquiring life insurance policies from individuals or pools of policies from other companies. During the fiscal year ended May 31, 1997, the industry changed due to advances in medication that prolongs life for these individuals and the Company has ceased further participation in the viatical settlement business due to the extended life expectancies resulting in lower returns. It has recently executed a letter of intent to engage in a share exchange transaction. If this transaction closes, of which there can be no assurance, the Company's principal business will become a marketing company, marketing nutritional supplement products.

Comparison of Results from Operations for the Fiscal Years Ended
May 31, 1998 and May 31, 1997

     General and administrative expenses increased during the fiscal year ended May 31, 1998, to $94,490 compared with $59,370 during the fiscal year ended May 31, 1997, an increase of approximately 59.2%. The primarily reasons for the increase in general and administrative expenses include an allowance of approximately $40,000 for notes receivable, as well as increased legal and accounting costs. This also included $2,500 in contributed salaries and rent for fiscal year ended May 31, 1998 and $34,100 for the fiscal year ended May 31, 1997.

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

     The Company, while incorporated in January 1991, did not commence business operations until June 1995, when the discontinued viatical settlement business plan of the Company was adopted.
Since June 1995, the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. During the fiscal year ended May 31, 1998, none of these policies matured. During the fiscal year ended May 31, 1997, one policy matured and the Company recognized approximately $9,000 in revenues. As a result, the Company incurred a net loss of $104,746 during fiscal year 1998 ($.07 per share), as compared to a net loss of $58,889 for the 1997 fiscal year ($.04 per share).

Liquidity and Capital Resources

     The Company's primary need for capital has been the funding of policy purchases. Current management cannot ascertain what the Company's primary need will be in the future, as it is anticipated that current management will resign and be replaced with new management from 2PI, if the proposed transaction with 2PI is successfully consummated.

     Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $178,340. During the fiscal years ended May 31, 1998 and 1997, the Company did not sell additional stock or borrow any additional funds.

     In June 1995, Terry Whiteside, the Company's former President loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been amended by the mutual consent of the parties, to reflect that these loans will be due on June 30, 1999 for the initial two loans, with the $75,000 loan due August 31, 1999, with interest accruing at the rate of 7% per annum on each of the loans. The Company utilized the proceeds of these loans to purchase insurance policies.

     At May 31, 1998, the Company had a negative cash flow from operations of $1,726 compared to a negative cash flow from operations of $123,811 at May 31, 1997. The Company again did not produce enough cash flow from its now discontinued operations to cover cash outflow and, therefore, utilized existing cash resources.

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

     It is not anticipated that the Company will expend any of its present financial resources on the purchase of any significant equipment in the future, nor is it anticipated that the number of employees of the Company will increase to any significant degree in the future, except in the event the Company successfully consummates the proposed share exchange with 2PI.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of its discontinued operations during the fiscal years ended May 31, 1998 and 1997.

Plan of Operation

     The Company's audited financial statements included in this report have been prepared on a going concern basis, which contemplates the maintenance of the Company's net capital requirements and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring loses and has negative working capital. The continuation of the Company as a going concern is dependent upon achieving and maintaining profitable operations, maintaining its net capital requirements and raising capital, if required.

     In response to this issue, management, as indicated in "Part I, Item 1, Description of Business," has adopted a new business plan and a discussion of the Company's plan of operation for the ensuing fiscal year as required by Item 303(a) of Regulation S-B is included therein. Included in this discussion of the Company's new business plan is discussion concerning execution of a letter of intent relating to a proposed share exchange between the Company and 2PI. While no assurances can be provided that this proposed transaction will be successfully consummated, management is optimistic that, if such transaction is consummated, the financial condition of the Company will be significantly improved.

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns approximately $2,000 worth of computers. It utilizes outside contractors for the bulk of its computer work. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. However, as of the date of this report, the Company has not addressed this issue with its potential share exchange candidate, 2PI and management is unaware of whether 2PI has undertaken any actions in this regard.

ITEM 7.  FINANCIAL STATEMENTS

                            USAsurance Group, Inc.

                            Financial Statements
                                May 31, 1998

                        INDEX TO FINANCIAL STATEMENTS






                                                                          PAGE
                                                                          ----


Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .   F-2

Balance Sheet - May 31, 1998 . . . . . . . . . . . . . . . . . . . . . .   F-3

Statements of Operations - For the Years Ended May 31, 1998 and 1997 . .   F-4

Statement of Changes in Stockholders' Equity -
     For the Period from June 1, 1996 through May 31, 1998 . . . . . . .   F-5

Statements of Cash Flows - For the Years Ended May 31, 1998 and 1997 . .   F-6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
USAsurance Group, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of USAsurance Group, Inc. as of May 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAsurance Group, Inc. as of May 31, 1998, and the results of its operations and its cash flows for the years ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/Hein + Associates LLP

Hein + Associates LLP

Denver, Colorado
August 4, 1998

                            USAsurance Group, Inc.

                               BALANCE SHEET
                                MAY 31, 1998



                                   ASSETS
                                   ------
Current Assets:
     Cash                                                          $     2,003
     Notes receivable, net of allowance for bad debt of $40,000              -
     Other assets                                                        2,332
                                                                   -----------
          Total current assets                                           4,335

Discontinued Operations - Purchased Life Insurance Policies            407,776
                                                                   -----------

Total Assets                                                       $   412,111
                                                                   ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
     Accounts payable - trade                                      $    18,702
     Accrued interest                                                   14,608
     Current portion of long-term debt, related party                    3,000
                                                                   -----------
               Total current liabilities                                36,310

Long-Term Debt, Related Parties                                        175,340

Stockholders' Equity:
          Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none outstanding                                       -

          Common stock, $.0001 par value; 900,000,000 shares
          authorized, 1,566,000 shares issued and outstanding              157
     Additional paid-in capital                                        401,591
     Accumulated deficit                                              (201,287)
                                                                   -----------
               Total stockholders' equity                              200,461
                                                                   -----------

Total Liabilities and Stockholders' Equity                         $   412,111
                                                                   ===========







               See accompanying notes to these financial statements.


                            USAsurance Group, Inc.

                           STATEMENTS OF OPERATIONS



                                                      For the Years Ended
                                                             May 31,
                                                      -------------------
                                                         1998      1997
                                                      ---------  ---------
General and Administrative Expenses                   $  94,490  $  59,370

Other Income (Expense):
     Miscellaneous income                                 2,123         96
     Interest expense                                   (12,379)   (12,024)
                                                      ---------  ---------
          Other, net                                    (10,256)   (11,928)
                                                      ---------  ---------

Loss Before Taxes and Discontinued Operations          (104,746)   (71,298)

Income Tax Benefit (Expense):
     Current                                                  -      3,000
     Deferred                                                 -      4,800
                                                      ---------  ---------
                                                              -      7,800
                                                      ---------  ---------
Loss Before Discontinued Operations                    (104,746)   (63,498)

Discontinued Operations -
     Income from discontinued operations,
        net of income tax expense of $2,500
        for the year ended May 31, 1997                       -      4,609
                                                      ---------  ---------
Net Loss                                              $(104,746) $ (58,889)
                                                      =========  =========
Net loss per common share:
     Before discontinued operations                   $   (0.07) $    (.04)
     Discontinued operations                                  -          -
                                                      ---------  ---------
          Net loss per common share                   $   (0.07) $    (.04)
                                                      =========  =========

Weighted Average Common Shares Outstanding            1,566,000  1,566,000
                                                      =========  =========












               See accompanying notes to these financial statements.


                            USAsurance Group, Inc.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 1, 1996 THROUGH MAY 31, 1998




                               Common Stock       Additional
                           --------------------     Paid-In    Accumulated
                             Shares     Amount      Capital      Deficit       Total
                           ---------  ---------   ----------   ----------    ----------
Balances, June 1, 1996     1,566,000  $     157   $  364,991   $  (37,652)   $  327,496

    Contributed services
       and rent                    -          -       34,100            -        34,100
    Net loss                       -          -            -      (58,889)      (58,889)
                           ---------  ---------   ----------   ----------    ----------

Balances, May 31, 1997     1,566,000        157      399,091      (96,541)      302,707

    Contributed services           -          -        2,500            -         2,500
    Net loss                       -          -            -     (104,746)     (104,746)
                           ---------  ---------   ----------   ----------    ----------

Balances, May 31, 1998     1,566,000  $     157   $  401,591   $ (201,287)   $  200,461
                           =========  =========   ==========   ==========    ==========































               See accompanying notes to these financial statements.


                            USAsurance Group, Inc.

                           STATEMENTS OF CASH FLOWS



                                                 For the Years Ended
                                                       May 31,
                                              -------------------------
                                                   1998         1997
                                              -----------   -----------
Cash Flows from Operating Activities:
     Net loss                                 $  (104,746)  $   (58,889)
     Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
           Depreciation                               708             -
           Contributed services and rent            2,500        34,100
           Earned discount on purchased
             life insurance policies                    -        (9,109)
           Deferred tax expense                         -        (4,800)
           Changes in operating assets
             and liabilities:
                Purchased life insurance
                   policies and premiums             (776)      (77,486)
                Collections on matured life
                   insurance policies                   -         59,000
                Matured policies receivable        27,000        (27,000)
                Deposits                           38,476        (38,476)
                Other assets                       15,000         (3,610)
                Accounts payable and
                   accrued expenses                14,733          2,435
                Accrued interest payable            5,379             24
                                              -----------   ------------
         Net cash provided by (used in)
           operating activities                    (1,726)      (123,811)

Cash Flows from Financing Activities -
     Proceeds from issuance of notes payable        3,000              -

Increase (Decrease) in Cash                         1,274       (123,811)

Cash, at beginning of year                            729        124,540
                                              -----------   ------------

Cash, at end of year                          $     2,003   $        729
                                              ===========   ============











               See accompanying notes to these financial statements.


                            USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Organization and Nature of Operations - USAsurance Group, Inc. (the Company) was incorporated as a Colorado Corporation in 1991 and commenced business in June 1995. The Company's principal investments are currently in the viatical settlement industry. Viatical settlements are made to persons who are terminally ill and who want to sell their life insurance to obtain the benefit of the money provided by the settlement during the remainder of their life. The Company has ceased further participation in the viatical settlement business due to extended life expectancies resulting in lower returns. Revenues applicable to the discontinued viatical settlement segment were $-0-and $9,109 for the years ended May 31, 1998 and 1997, respectively. Management of the Company does not expect to recognize any significant gain or loss from the discontinuance of the viatical settlement segment. The Company is currently pursuing potential merge opportunities with other unaffiliated companies (see note 9).

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

     The unearned discount is accrued over the accrual period using the straight-line method. Under the straight-line method, the unearned discount is earned evenly throughout the accrual period and the unearned discount will be fully accrued as earned discount by the end of the accrual period. As of May 31, 1998, substantially all unearned discounts have been previously recorded as revenue.

     Prior to the discontinuance of the viatical settlement business, the Company purchased both group and individual policies that included term, whole life, and universal life insurance. Upon maturity of the

                            USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS


     policies the Company will then receive the face amount of the policy in the form of a cashiers check made out to the Company usually within 30 days.

     In July 1996, the International AIDS conference reported there were a number of studies which indicated that treatments involving various drugs were substantially reducing and perhaps eradicating the levels of Human Immunodiffiency Virus (HIV) detectable in the blood of persons previously diagnosed with HIV and AIDS. All of the Company's historical purchases have involved policies insuring the lives of individuals with HIV or AIDS. The Company continues to analyze the effect of such research results on its business and in particular, purchases by the Company of policies, the timing of collections on owned policies.

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

     Concentration of Credit Risk - Financial instruments that subject the Company to concentration of credit risk consist primarily of notes receivable and receivables from insurance companies which are the obligors under insurance policies purchased by the Company. As of May 31, 1998, the Company had seven purchased life insurance policies with individual insurers with aggregate face values that individually represented greater than 5% of the total purchased life insurance policies. The notes receivable are with two entities.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of notes receivable, notes payable, account payable and accrued liabilities approximate fair value. The fair value of notes payable to related parties is estimated at less than the face value due to the low interest rate relative to the financial condition of the Company. Fair value is not readily determininable due to the related party nature of the advances and the inability of the Company to obtain third party financing. The carrying amount of purchased life insurance policies are in excess of fair value as the total of all policies are carried at approximately their maturity value, however, the contracts have not yet matured. Fair value on these policies are currently not determinable as the maturity date of the policies cannot be predicted with any degree of certainty.

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

     New Pronouncement - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards. Actual results could differ from those estimates.

                           USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS


2.   Continued Operations:
     --------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the maintenance of the Company's net capital requirements and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses and has negative working capital. The continuation of the Company as a going concern is dependent upon achieving and maintaining profitable operations, maintaining its net capital requirements and raising capital, if required. Management of the Company has signed a letter of intent to merge with another company, as discussed in Note 9, however, no assurances can be provided that management will be ultimately successful in completing this merger.


3.   Purchased Life Insurance Policies:
     ----------------------------------

     Purchased life insurance policies consist of the following as of May 31, 1998:


          Capitalized costs of purchased life insurance policies    $ 379,576
          Earned discount                                              28,200
                                                                    ---------

             Purchased life insurance policies                      $ 407,776
                                                                    =========


     Included in the above table are life insurance policies totaling $137,000 which were purchased by the Company at the face amount of the policies and as such, have generated no revenues for the Company. Management of the Company believes that all of the purchased life insurance policies as of May 31, 1998 will mature within two years.


4.   Stockholders' Equity:
     --------------------

     The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

     During the years ended May 31, 1998 and 1997, the Company's management contributed $2,500 and $33,000, respectively, of office space, both of which have been recorded as a contribution to equity and as general and administrative expenses.

                           USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS


5.   Notes Receivable:
     ----------------

     Notes receivable consist of the following as of May 31, 1998:

      Note receivable, 12%, due April 3, 1998.  Note is unsecured.  $  25,000

      Note receivable, 12%, payable on demand.  Note is unsecured.     15,000
                                                                    ---------
                                                                       40,000

      Less allowance for bad debt.                                    (40,000)
                                                                    ---------

          Net notes receivable                                      $       -
                                                                    =========

     These notes arose from advances to possible merger candidates. Both these potential mergers have been abandoned and the advance amount fully reserved. The Company, however, intends to actively pursue collection of the outstanding balance.

6.   Long-Term and Short-Term Debt:
     -----------------------------

     Notes payable as of May 31, 1998 consist of the following:

      Note payable to stockholder and officer of the Company,
      with interest at 7%.  Principal and interest due August
      1997.  Subsequent to year-end, the note payable was
      extended to June 1999.                                      $  58,000

      Note payable to the stockholder and officer of the
      Company, with interest at 7%.  Principal and interest
      due June 1997.  Subsequent to year-end, the note payable
      was extended to June 1999.                                     42,342

      Note payable to stockholder, with interest at 7%.
      Principal and interest due September 1997.  Subsequent
      to year-end, the note payable was extended to August 1999.     75,000

      Note payable to related party, with interest at 5%.
      Principal and interest due October 1998.                        3,000
                                                                  ---------

      Less current portion.                                          (3,000)
                                                                  ---------

                                                                  $ 175,342
                                                                  =========

     Subsequent to May 31, 1998, the Company obtained an interest-free short-term note payable to a related party.

                            USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS


7.   Income Taxes:
     ------------

     As of May 31, 1998, the Company has a net operating loss carryforward of approximately $154,000 which, if not used, will expire in the years 2010 and 2012.

     The amounts which give rise to the net deferred tax asset (liability) as of May 31, 1998, are as follows:


          Deferred assets (liabilities):
               Net operating loss carryforward                    $  58,000
               Other                                                 (9,000)
                                                                  ---------

                    Net deferred tax asset (liability)               49,000

               Valuation allowance                                  (49,000)
                                                                  ---------

                                                                  $       -
                                                                  =========

     The valuation allowance increased by $33,000, from $11,000 at May 31, 1997 to $49,000 at May 31, 1998.

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal year ended:


                                                             May 31,
                                                         -----------------
                                                          1998       1997
                                                         -----       -----

          Statutory rate                                 (34%)       (34%)
          State income taxes                              (3%)        (3%)
          Increase in valuation allowance related to
            net operating loss carryforwards and change
            in temporary differences                      37%         37%
                                                          --          --

                                                           -%          -%
                                                          ==          ==


8.   Related Party Transactions:
     --------------------------

     As of May 31, 1998, the Company had a $5,500 accounts payable to another company which is owned by the son of an officer and major shareholder. For the year ended May 31, 1998, the Company compensated another son of the officer, and major shareholder of the Company $5,000 for services and expense reimbursement.

                           USAsurance Group, Inc.

                         NOTES TO FINANCIAL STATEMENTS


9.   Subsequent Events:
     -----------------

     Subsequent to year-end, the Company entered into a letter of intent (LOI) with a privately held Delaware limited liability company (DLLC), whereby the Company has agreed in principle to acquire all of the outstanding shares of DLLC in exchange for issuance by the Company of 8,500,000 shares previously unissued "restricted" common stock. It is the intent of the parties hereto that the proposed reorganization of DLLC and the Company be effected as a tax-free exchange pursuant to Section 368 of the Internal Revenue Code of 1986, as amended. The LOI is subject to various conditions including, among other things the preparation of a formal merger agreement and possible approval by DLLC shareholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 31, 1996, Kiss, Leake & Associates, P.C., the Company's independent accountant for the two fiscal years prior to May 31, 1996, resigned. The Company's financial statements for the two fiscal years ended May 31, 1994 and 1995 were prepared by Kiss, Leake & Associates, P.C. and contained no adverse opinion or disclaimer of opinion, nor were qualified as to uncertainty, audit scope, or accounting principles.

     Also on May 31, 1996, the Company engaged the accounting firm of Hein + Associates LLP as the independent public accountants to audit the Company's fiscal year ended May 31, 1997, as well as future financial statements, to replace the firm of Kiss, Leake & Associates, P.C. This change in independent accountants was approved by the Board of Directors of the Company.

     There were no disagreements during the fiscal years ended May 31, 1994 and 1995 and subsequent periods with Kiss, Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kiss, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

              Name                 Age            Position
     _______________________       ___       ___________________

     Thomas J. Chase                58       President, Director
     Matthew J. Kavanagh III        63       Secretary, Director

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

     In December 1997, Duane C. Peterson resigned his position as a director of the Company for personal reasons. There were no disagreements between Mr. Peterson and the Company's Board of Directors. No replacement has yet been appointed to replace Mr. Peterson, but it is anticipated that a new director will be so appointed in the near future. It is expected that such director will have experience in the Company's proposed new business, described hereinabove under Item 1.

     (b) Resumes:

     Thomas J. Chase, President and a director. Mr. Chase has been a director of the Company since its inception. Also, from inception through May 31, 1997, Mr. Chase held the position of Secretary of the Company. He was appointed President of the Company on May 31, 1997. Since March 1988, Mr. Chase has been President and sole owner of Tom Chase & Co., Inc., a privately held Colorado corporation engaged as a broker of insurance and financial services. Primarily, this company functions as a broker for property and casualty insurance, life insurance and commercial mortgages. Mr. Chase received a Bachelor of Science degree in business administration from Miami University (Ohio) in 1963. He devotes only such time as necessary to the business of the Company.

     Matthew J. Kavanagh III, Secretary and a director. Mr. Kavanagh was appointed to his positions with the Company on May 31, 1997. Since September 1982, Mr. Kavanagh has been the President of The Amherst Group Ltd., a privately held corporation located in Englewood, Colorado, engaged in consulting services, including sales, marketing, franchising, real estate development and fund raising to growth and development stage companies. Mr. Kavanagh holds a Bachelor of Arts degree from Southern Methodist University in Dallas, Texas. Mr. Kavanagh received a professional certification as a Chartered Life Underwriter in 1969. Additionally, he is a licensed real estate broker and insurance broker in the State of Colorado. Mr. Kavanagh devotes only such time as is necessary to the business of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Applicable thereto, there were no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended May 31, 1998 and 1997 of the chief executive officer of the Company.


                  SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-              All
Name                             Annual   Restricted   lying             Other
and                               Compen-    Stock    Options/   LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs   Payouts  sation
Position    Year   ($)     ($)    ($)         ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Thomas J.   1998  $    0  $   0  $    0    $      0     $  0     $  0     $  0
Chase, Pres.
& Director  1997  $    0  $   0  $    0    $      0     $  0     $  0     $  0
_________________________


     Unless the proposed share exchange between the Company and AFEW, Inc. is successfully consummated, it is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending May 31, 1999. If such transaction is successfully consummated, present management of the Company

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended May 31, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1995, Terry Whiteside, the Company's former President, loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been amended to reflect that the former two loans are due on June 30, 1999, the latter loan is due August 31, 1999 and all of the loans have interest accruing at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

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

     The Company reimburses its executive officers and directors from time to time for out-of-pocket expenditures, including travel, long distance telephone, photocopying and similar such costs and expenses, paid by them on behalf of the Company. The total amount of expense reimbursements by the Company to any executive officer and/or director did not exceed $10,000 in the Company's fiscal year ended May 31, 1998.

     During the fiscal year ended May 31, 1997, the Company purchased life insurance policies totalling $146,000 at the face value of the policy from an entity which is approximately a 2% stockholder of the Company.

                       PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     *3.1   Certificate and Articles of Incorporation

     *3.2   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 3, 1995 and are incorporated by reference herein.

(b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ending May 31, 1998. However, on August 25, 1998, the Company did file a report on Form 8-K advising of the execution of a letter of intent to engage in a share exchange transaction with AFEW, Inc. The contents of this Form 8-K are hereby incorporated herein as if set forth.

                       SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 1998.

                                        USASURANCE GROUP, INC.
                                        (Registrant)


                                        By:/s/ Thomas J. Chase
                                           ----------------------
                                           Thomas J. Chase,
                                           President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 1998.


/s/ Thomas J. Chase
----------------------------------
Thomas J. Chase, Director


/s/ Matthew J. Kavanagh, III
----------------------------------
Matthew J. Kavanagh, III, Director

                     USASURANCE GROUP, INC.

          Exhibit Index to Annual Report on Form 10-KSB
              For the Fiscal Year Ended May 31, 1998

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     37