Form 10QSB
period 1998-08-31
USASURANCE GROUP INC
filed 1998-10-15
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  August 31, 1998

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
Yes   X   No      .
    -----    -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1998, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended August 31, 1998, are attached hereto.

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

Results of Operations

     Comparison of Results of Operations for the three month period ended August 31, 1998 and three month period ended August 31, 1997

     As discussed hereinabove, during the fiscal year ended May 31, 1997, the Company adopted a plan to cease further participation in the viatical settlement industry. This was the Company's only operating segment since its inception. The results of its activities in the viatical settlement business were restated in the Company's audited Financial Statements included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1998, to present the viatical settlement business as a discontinued operation.

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

     The Company had no revenues for the three month periods ended August 31, 1998 and August 31, 1997. In the three month period ended August 31, 1998, general and administrative expenses decreased $16,171 (68%) from $23,923 for the three month period ended August 31, 1997 to $7,752. This decrease was due to (i) fees incurred during the applicable period in 1997 to a consultant associated with a potential acquisition by the Company of a digital pager company; (ii) the elimination of rental payments by the Company for its principal office space, which space is provided by a shareholder who has agreed to abate such rental payments; and
(iii) significant reduction of compensation to officers of the Company.

     The Company incurred a net loss of $(7,752) for the three month period ended August 31, 1998, compared to a net loss of $(23,923) for the three months ended August 31, 1997, as all losses were attributable to general and administrative expenses incurred by the Company.

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

     For the three month period ended August 31, 1998, the Company had a negative cash flow from operations of $1,505 compared to a positive cash flow from operations of $47,840 at August 31, 1997. The Company again did not produce enough cash flow from its now discontinued operations to cover cash outflow and, therefore, utilized existing cash resources.

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

Plan of Operation

     Because of the changes in the viatical settlement industry, management has adopted a new business plan. Effective August 22, 1998, the Company entered into a letter of intent with 2xtreme Performance International LLC., ("2PI"), a privately held Delaware limited liability company, whereby the Company has agreed in principle to acquire all of the interests of 2PI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction provide AFEW, Inc., a privately held company which owned a majority of the interests in 2PI, to acquire the balance of such interests and thereafter, AFEW, Inc. would engage in a share exchange agreement with the Company to consummate the proposed transaction. The proposed terms of this share exchange require the Company to issue an aggregate of 12,670,363 "restricted" common shares, representing approximately 89% of the Company's outstanding common stock, in exchange for all of the issued and outstanding shares of AFEW, Inc., with AFEW, Inc. becoming a wholly owned subsidiary of the Company.

     2PI is a multi-level marketing and direct network marketing company. This business enterprise combines (i) the sale and marketing of nutritional supplements; and (ii) retains independent contractors for the purpose of selling and marketing the 2Xtreme product line. 2Xtreme currently employs approximately 200 persons and has 110,000 independent distributors distributing its products. During its fiscal year ended December 31, 1997, 2Xtreme generated approximately $35 million in revenues.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K.

     On or about August 25, 1998, the Company filed a report on Form 8-K, advising that the Company had executed a non-binding letter of intent to acquire all of the issued and outstanding securities of AFEW, Inc., a Delaware corporation with its principal place of business located in Dallas, Texas. See "Part I, Item 2, MANAGEMENT'S DISCUSSION - Plan of Operation" above for a more detailed description of the terms of this proposed transaction.

USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited   Audited
                                              August      May
                                             31, 1998   31, 1997
                                            ---------  ---------
ASSETS
Current Assets:
Cash                                        $     498  $   2,003
Notes Receivable (Net of $42,000
  Allowance)                                        0          0
                                            ---------  ---------
Total Current Assets                              498      2,003
                                            ---------  ---------
Property and Equipment                          3,890      3,890
  Less Accumulated Depreciation                (1,735)    (1,558)
                                            ---------  ---------
Net Property and Equipment                      2,155      2,332
                                            ---------  ---------
Other Assets-Purchased Life Insurance
  Company                                     407,776    407,776
                                            ---------  ---------
TOTAL ASSETS                                $ 410,429  $ 412,111
                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable                            $  10,172  $  18,703
Interest Payable                               18,079     14,608
                                            ---------  ---------
Total Current Liabilities                      28,251     33,311
                                            ---------  ---------
Long-Term Debt - Related Party                117,340    103,340
Long-Term Debt - Other                         75,000     75,000
                                            ---------  ---------
Total Long-Term Debt                          192,340    178,340
                                            ---------  ---------
TOTAL LIABILITIES                             220,591    211,651
                                            ---------  ---------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares           157        157

Capital Paid In Excess Of
Par Value Of Common Stock                     402,191    401,591

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                   0          0

Retained Earnings (Deficit)                  (212,510)  (201,288)
                                            ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                    189,838    200,460
                                            ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 410,429  $ 412,111
                                            =========  =========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Unaudited Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                          August        August
                                         31, 1998      31, 1997
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                         600         8,250
Depreciation                                    177           177
Legal And Accounting                          6,969         6,070
Office                                            6         5,539
Professional Services                             0         2,500
Rent                                              0           518
Stock Transfer                                    0           200
Telephone                                         0           669
                                       ------------  ------------
Total                                         7,752        23,923
                                       ------------  ------------
Net (Loss) Before Other Income               (7,752)      (23,923)
                                       ============  ============

Other Income (Expense)

Interest Expense                             (3,471)       (3,068)
                                       ------------  ------------
Total Other Income (Expense)                 (3,471)       (3,068)
                                       ------------  ------------
Net (Loss)                                  (11,223)      (26,991)
                                       ============  ============

Basic (Loss) Per Common Share                ($0.01)       ($0.02)
                                       ============  ============

Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                          August        August
                                         31, 1998      30, 1997
                                       ------------  ------------
Net (Loss)                             $    (11,223) $    (26,991)

Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
Depreciation                                    177           177
Contributed Services And Rent                   600         8,750

Changes In Operating Assets
  And Liabilities:
Decrease In Receivable                            0        27,000
(Increase) In Purchased Life
  Insurance Policies                              0          (776)
Decrease In Deposits
  With Insurance Companies                        0        38,476
(Decrease) In Accounts Payable               (3,030)       (1,865)
Increase In Interest Payable                  3,471         3,069
                                       ------------  ------------
  Net Flows From Operations                 (10,005)       47,840

Cash Flows From Investing Activities:
                                                  0             0
                                       ------------  ------------
  Net Cash Flows From Investing                   0             0
                                       ------------  ------------
Cash Flows From Financing Activities:

Loans Made To Other Parties                       0       (15,000)
Funds Received From Loans                     8,500        15,000
Payments Made on Loans                            0             0
                                       ------------  ------------
  Cash Flows From Financing                   8,500             0
                                       ------------  ------------
Net Increase In Cash                         (1,505)       47,840
Cash At Beginning Of Period                   2,003           729
                                       ------------  ------------
Cash At End Of Period                  $        498  $     48,569
                                       ============  ============

Summary Of Non-Cash Investing
  And Financing Activities:

Reclass Trade Payable to Note Payable  $      5,500  $          0
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended August 31, 1998
------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim periods ended August 31, 1998 and August 31, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended August 31, 1998 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1999.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  October 15, 1998


                                   By:/s/ Thomas Chase
                                      ---------------------------
                                      Thomas Chase, President

                        USAsurance Group, Inc.

             Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended August 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     14