Form 10QSB
period 1998-11-30
USASURANCE GROUP INC
filed 1999-01-19
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter Ended:  November 30, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 30, 1998, was 1,566,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended November 30, 1998, are attached hereto.

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

Introduction

     The Company was organized and has been engaged in the business of investing in the viatical settlement industry by acquiring life insurance policies from individuals or pools of policies from other companies. During the fiscal year ended May 31, 1997, the industry changed due to advances in medication that prolongs life for these individuals and the Company has ceased further participation in the viatical settlement business due to the extended life expectancies resulting in lower returns. The Company's current plan of operations is discussed in detail hereinbelow.

Results of Operations

     Comparison of Results of Operations for the Six Month Periods ended November 30, 1998 and 1997

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

     The Company had no revenues for the six month periods ended November 30, 1998 and November 30, 1997. In the six month period ended November 30, 1998, general and administrative expenses decreased $18,977 (40.5%) from $46,910 for the six month period ended November 30, 1997 to $27,933. This decrease was due to (i) fees incurred during the applicable period in 1997 to a consultant associated with a potential acquisition by the Company of a digital pager company; (ii) the elimination of rental payments by the Company for its principal office space, which space is provided by a shareholder who has agreed to abate such rental payments; and
(iii) significant reduction of compensation to officers of the Company. However, legal fees incurred by the Company during this period increased as a result of the proposed share exchange between the Company and 2PI, which proposed transaction was terminated in November 1998.

     The Company incurred a net loss of $(34,975) for the six month period ended November 30, 1998, compared to a net loss of $(52,547) for the six months ended November 30, 1997. All losses were attributable primarily to general and administrative expenses incurred by the Company.

Comparison of Results of Operations for the Three Month Periods
Ended November 30, 1998 and 1997.

     The Company had no revenues for the three month periods ended November 30, 1998 and 1997. In the three month period ended November 30, 1998, general and administrative expenses decreased $3,007 (13%) from $23,188 for the three month period ended November 30, 1997 to $20,181. This decrease was primarily due to fees incurred to a consultant associated with a potential acquisition by the Company of a digital pager company during the applicable period in 1997; however, the Company incurred additional legal expenses relating to the proposed share exchange between the Company and AFEW, Inc. and 2Xtreme, which was terminated in November 1998.

     The Company incurred a net loss of $(23,752) for the three month period ended November 30, 1998, compared to a net loss of $(25,756) for the three months ended November 30, 1997, a decrease of $(2,004), or 7.8%, primarily due to the decrease in general and administrative expenses.

Plan of Operation

     The Company's current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. Relevant thereto, effective August 22, 1998, the Company entered into a letter of intent with 2xtreme Performance International LLC., ("2PI"), a privately held Delaware limited liability company, whereby the Company agreed in principle to acquire all of the interests of 2PI, in exchange for issuance by the Company of previously unissued "restricted" common stock. However, this proposed transaction was terminated by 2PI on or about October 30, 1998. As a result, management is presently reviewing potential merger or acquisition candidates as of the date of this report. However, while certain discussions have occurred with such candidates subsequent to receipt of notice of termination of the 2PI transaction, no definitive agreement has been reached with any entity as of the date of this report.

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

Liquidity and Capital Resources

     The Company's primary need for capital has been the funding of policy purchases. Current management cannot ascertain what the Company's primary need will be in the future due to the fact that management cannot state what the business of the Company will be in the future as of the date of this report.

     Since its inception, the Company has relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $178,340. During the fiscal years ended May 31, 1998 and 1997, the Company did not sell additional stock or borrow any additional funds.

     In June 1995, Terry Whiteside, the Company's former President loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been amended by the mutual consent of the parties, to reflect that these loans will be due on June 30, 1999 for the initial two loans, with the $75,000 loan due November 30, 1999, with interest accruing at the rate of 7% per annum on each of the loans. The Company utilized the proceeds of these loans to purchase insurance policies.

     For the six month period ended November 30, 1998, the Company had a negative cash flow from operations of $1,505 compared to a negative cash flow from operations of $154 at November 30, 1997. The Company again did not produce enough cash flow from its now discontinued operations to cover cash outflow and, therefore, utilized existing cash resources, or such obligations were paid by members of management as loans to the Company.

     It is not anticipated that the Company will expend any of its present financial resources on the purchase of any significant equipment in the future, nor is it anticipated that the number of employees of the Company will increase to any significant degree in the future, subject to the Company successfully consummating a merger or acquisition, of which there can be no assurance.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of its discontinued operations during the six month periods ended November 30, 1998 and 1997.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
          NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K.

     On or about November 2, 1998, the Company filed a report on Form 8-K, advising that the Company had received written notice from legal counsel to AFEW, Inc. and 2xtreme Performance International LLC., advising of their decision not to proceed with the proposed transaction reported by the Company on a Form 8-K dated August 25, 1998 and filed with the SEC. No reason for their decision was contained in the aforesaid notice; however, based upon discussions between principals of the Company and AFEW, Inc., management believes that the decision not to proceed was not due to any problems relating to the Company, its principals or business activities, but rather was made by the principals of AFEW, Inc. and based upon their own needs and interests.

USAsurance Group, Inc.
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited   Audited
                                             November     May
                                             30, 1998   31, 1998
                                            ---------  ---------
ASSETS
Current Assets:
Cash                                        $     498  $   2,003
Notes Receivable (Net of $42,000
  Allowance)                                        0          0
                                            ---------  ---------
Total Current Assets                              498      2,003
                                            ---------  ---------
Property and Equipment                          3,890      3,890
  Less Accumulated Depreciation                (1,912)    (1,558)
                                            ---------  ---------
Net Property and Equipment                      1,978      2,332
                                            ---------  ---------
Other Assets-Purchased Life Insurance
  Company                                     407,776    407,776
                                            ---------  ---------
TOTAL ASSETS                                $ 410,252  $ 412,111
                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable                            $  25,585  $  18,703
Interest Payable                               21,650     14,608
                                            ---------  ---------
Total Current Liabilities                      47,235     33,311
                                            ---------  ---------
Long-Term Debt - Related Party                121,331    103,340
Long-Term Debt - Other                         75,000     75,000
                                            ---------  ---------
Total Long-Term Debt                          196,331    178,340
                                            ---------  ---------
TOTAL LIABILITIES                             243,566    211,651
                                            ---------  ---------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 Par Value
Authorized 900,000,000 Shares;
Issued And Outstanding 1,566,000 Shares           157        157

Capital Paid In Excess Of
Par Value Of Common Stock                     402,791    401,591

Preferred Stock, $.01 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                   0          0

Retained Earnings (Deficit)                  (236,262)  (201,288)
                                            ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                    166,686    200,460
                                            ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 410,252  $ 412,111
                                            =========  =========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                                               12

USAsurance Group, Inc.
Unaudited Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1998      30, 1997
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                         600         8,250
Depreciation                                    177           177
Legal And Accounting                         19,225         5,867
Professional Services                             0         5,000
Rent                                              0           765
Stock Transfer                                  179             0
Telephone                                         0           652
Travel                                            0         2,477
                                       ------------  ------------
Total                                        20,181        23,188
                                       ------------  ------------
Net (Loss) Before Other Income              (20,181)      (23,188)
                                       ============  ============

Other Income (Expense)

Interest Income                                   0           500
Interest Expense                             (3,571)       (3,068)
                                       ------------  ------------
Total Other Income (Expense)                 (3,571)       (2,568)
                                       ------------  ------------
Net (Loss)                                  (23,752)      (25,756)
                                       ============  ============

Basic (Loss) Per Common Share                ($0.02)       ($0.02)
                                       ============  ============

Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                                                13

USAsurance Group, Inc.
Unaudited Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         6 Month       6 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1998      30, 1997
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                       1,200        16,500
Depreciation                                    354           354
Legal And Accounting                         26,194        11,937
Office                                            6         5,539
Professional Services                             0         7,500
Rent                                              0         1,284
Stock Transfer                                  179         1,320
Telephone                                         0         2,476
                                       ------------  ------------
Total                                        27,933        46,910
                                       ------------  ------------
Net (Loss) Before Other Income              (27,933)      (46,910)
                                       ============  ============

Other Income (Expense)

Interest Income                                   0           500
Interest Expense                             (7,042)       (6,137)
                                       ------------  ------------
Total Other Income (Expense)                 (7,042)       (5,637)
                                       ------------  ------------
Net (Loss)                                  (34,975)      (52,547)
                                       ============  ============

Basic (Loss) Per Common Share                ($0.02)       ($0.03)
                                       ============  ============

Weighted Average Common Shares
  Outstanding                             1,566,000     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                                               14

USAsurance Group, Inc.
Statement Of Cash Flows
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         6 Month       6 Month
                                       Period Ended  Period Ended
                                         November      November
                                         30, 1998      30, 1997
                                       ------------  ------------
Net (Loss)                             $    (34,975) $    (52,547)

Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
Depreciation                                    354           354
Contributed Services And Rent                 1,200        17,500

Changes In Operating Assets
  And Liabilities:
Decrease In Receivable                            0        26,300
(Increase) In Purchased Life
  Insurance Policies                              0          (776)
Decrease In Deposits
  With Insurance Companies                        0        38,476
Increase In Accounts Payable                  6,882         3,402
Increase In Interest Payable                  7,042          (863)
                                       ------------  ------------
  Net Flows From Operations                 (19,497)       31,846

Cash Flows From Investing Activities:
                                                  0             0
                                       ------------  ------------
  Net Cash Flows From Investing                   0             0
                                       ------------  ------------
Cash Flows From Financing Activities:

Loans Made To Other Parties                       0       (50,000)
Funds Received From Loans                    17,992        22,000
Payments Made on Loans                            0        (4,000)
                                       ------------  ------------
  Cash Flows From Financing                  17,992       (32,000)
                                       ------------  ------------
Net Increase In Cash                         (1,505)         (154)
Cash At Beginning Of Period                   2,003           729
                                       ------------  ------------
Cash At End Of Period                  $        498  $        575
                                       ============  ============

Summary Of Non-Cash Investing
  And Financing Activities:

Reclass Trade Payable to Note Payable  $      9,491  $          0
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                                               15

USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended November 30, 1998
------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the six month interim periods ended November 30, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended November 30, 1998 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1999.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  January 19, 1999


                                   By: s/Matthew J. Kavanagh, III
                                      ---------------------------
                                      Matthew J. Kavanagh, III,
                                      Secretary

                           USAsurance Group, Inc.

             Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended November 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     19