Form 10QSB
period 1999-02-28
USASURANCE GROUP INC
filed 1999-04-19
CIK 1001805

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  February 28, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 28, 1999, was 2,216,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the nine month period ended February 28, 1999, are attached hereto.

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

Introduction

     Through the fiscal year ended May, 1997, the Company was engaged in the business of investing in the viatical settlement industry by acquiring life insurance policies from individuals or pools of policies from other companies. During the fiscal year ended May 31, 1997, the industry changed due to advances in medication that prolongs life for these individuals and the Company has ceased further participation in the viatical settlement business due to the extended life expectancies resulting in lower returns. Subsequently, management began to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. Applicable thereto, effective February 16, 1999, the Company, through a recently formed wholly owned subsidiary, Akahi Corp. ("Akahi"), did enter into an Ownership Purchase Agreement (the "Agreement"), wherein Akahi did agree to acquire all of the member interests in and to 2Xtreme Performance

International L.L.C., a Delaware limited liability company ("2X" or the "2x Acquisition"). 2X was a multifaceted network marketing company based in Dallas, Texas, which offers five categories of health, wellness and beauty products, including products related to general health, fitness, personal care, body cleansing and weight management. All of its products are organically grown, wild harvested and cold processed. It markets its products through television "infomercial" advertising and print media, as well as through its 100,000 member associates/distributors. It commenced its business in March 1996 and during its most recent fiscal year, generated approximately $40,000,000 in revenues and earned a profit from such operations. The Company's current plan of operations related to this acquisition of assets is discussed in detail hereinbelow.

Results of Operations

Comparison of Results of Operations for the nine month periods ended February 28, 1999 and 1998.

     The Company had no revenues for the nine month periods ended February 28, 1999 and February 28, 1998. In the nine month period ended February 28, 1999, general and administrative expenses decreased $25,948 (45%) from $57,710 for the nine month period ended February 28, 1998 to $31,762. This decrease was due primarily to reduction of overhead, which eliminated approximately $23,000 in officer compensation during the applicable period, as well as a significant decrease in costs associated with professional services, rent and office supplies. The Company incurred a net loss of $(31,762) for the nine month period ended February 28, 1999, compared to a net loss of $(57,710) for the nine months ended February 28, 1998, a decrease of $25,948, or 45%, primarily due to the matters described above.

     Since June 1995, the Company purchased, for its own account, 10 different insurance policies with a face value of $538,294 from individuals, for an aggregate purchase price of $489,795. Five of these policies have matured and net aggregate proceeds from these policies in the total amount of $75,903 have been paid to the Company, one of which matured during the nine months ended February 28, 1998, with the Company receiving approximately $27,000 as a result of such maturity, the proceeds of such matured policy having previously been recognized as income on an accrual basis. Because the Company's Financial Statements are prepared on an accrual rather than a cash basis, this income was accounted for in the quarter ended May 31, 1997. None of the policies matured during the nine month period ended February 28, 1999. The Company recognizes income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the accrual period), the difference (the unearned discount) between (a) the death benefit payable (face value under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value; and (b) the carrying value of the policy. The carrying value of each policy is reflected on the Company's balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized cost and the earned discount on the policy accrued to the balance sheet date. The Company capitalizes as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy; (ii) policy premiums, if any, paid by the Company; (iii) amounts, if any, paid to referral sources upon acquisition of the policy; and (iv) amounts paid to retained physicians or other medical consultants who estimated the insured's life expectancy. The carrying value of a policy change over time and is adjusted quarterly to reflect the earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the accrual period is determined by the Company based upon its estimate of the date on which it will collect the face value of the policy. Such date is based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by the Company's medical consultants, and also takes into account the historical accuracy of the life expectancies estimated by the Company's consultants and the typical period (collection period) between the date of the insured's death and the date on which the Company collects the face value of the policy.

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

Comparison of Results of Operations for the Three Month Periods Ended February 28, 1998 and 1997.

     The Company had no revenues for the three month periods ended February 28, 1999 and 1998. In the three month period ended February 28, 1999, general and administrative expenses decreased $6,771 (63%) from $10,601 for the three month period ended February 28, 1998 to $3,830. This decrease was primarily due to the factors cited above for the results of operations for the nine month periods ended february 28, 1999 and 1998.

     The Company incurred a net loss of $(7,401) for the three month period ended February 28, 1999, compared to a net loss of $(12,393) for the three months ended February 28, 1998, a decrease of $(4,992), or 40%, primarily due to the reasons also described above.

Plan of Operation

         As of the date of this report, the Company's principal business is operated through its two wholly owned subsidiaries, Akahi Corp. and Akahi.com, Inc. The assets acquired from 2X, described hereinabove, were acquired by Akahi Corp. Akahi (which means "the number one" in Hawaiian).com specializes in developing, marketing and selling cutting-edge nutritional and high-tech products through a vast direct sales network (i.e., network marketing). In the three years of prior operations by previous ownership, this business has developed to one which generates over $40 million a year in annual revenues.

         As a result of the acquisition, the Company's infrastructure presently includes over 100,000 distributors from all 50 states. It utilizes state-of-the-art computer systems that can place and process over 300,000 orders each week and maintains an Internet presence which is growing rapidly.

         The past and sustained future growth of the Company is found in its unique business strategy: To harness four fast-growing facets of operations and synergistically turn them into one united profit center. These operations include:

         - Natural Health Products. Management believes that this market is one of America's premiere markets for current and future growth. According to the Nutrition Business Journal Annual Industry Overview, sales for nutritional products were $6.5 billion a year in 1996, with an annual growth rate of 15% per annum over the last four year period recorded. According to the aforesaid Journal, 75 million Americans report they take or have tried nutritional supplements, and the numbers are growing every day. When you consider sales for prescription drugs are over $100 billion a year - and more and more people are trying natural alternatives - management believes that the growth potential of the natural health products industry is staggering.

         - High Tech Products. Of all the markets studied by the Company, the high-tech market is at or near the top in terms of explosive growth potential. The U.S. Department of Commerce estimates that the Internet doubles in size every 100 days. According to Business Week, CEO's expect to generate almost 40% of annual sales via the Internet within 10 years. It is anticipated that this market will grow significantly in the near future, as more people become owners of computers and access the Internet.

         - Direct Marketing. Direct marketing has been the most powerful and most targeted form of marketing ever invented. In 1998 alone, it is estimated that direct marketing resulted in over $160 billion in sales all across America.

         - Network Marketing. Akahi.com, Inc., a Texas corporation handles the Company's network marketing activities. Management believes that no marketing area has grown faster than network marketing. According to associations that track growth, direct selling (of which network marketing is a significant part) grew by more than 60% in the most recent six year period studied. More importantly, more than $80 billion worth of products and services were sold through this form of marketing in the most recent year studied.

         The Company plans for growth by focusing on two major areas: health/wellness/nutrition and high-tech fields. Within those two areas, the Company has, and will continue to (i) develop and sell proprietary products and services, and (ii) create opportunities for individuals to build their own home-based businesses to generate additional income. When these two objectives are met, management believes that Akahi.com will be able to enhance the health, wealth and personal success of its customers, as well as its distributors and employees.

         What management believes sets the Company apart from other companies of its type is its unique Direct-Net(TM) marketing strategy. This strategy brings together the four facets of operations mentioned above into a proven successful highly effective system. Direct-Net overcomes the biggest problem that management believes typically stifles the growth of network marketing companies: most people are not natural salespeople. They hate selling or are afraid to go out and sell products or services. Direct-Net provides the system that "does most of the selling" for distributors. This includes ready-to-use, professionally-created direct marketing promotions and business kits distributors can purchase and use to build their own businesses. For example, instead of trying to write their own sales letters, distributors can purchase sales letters that have been tested and proven to generate response.

Liquidity and Capital Resources

     The Company's prior primary need for capital has been the funding of policy purchases. Prior to the 2X Acquisition, the Company relied upon the proceeds from the sale of common stock of $329,448 derived from a private offering and loans from related parties of $175,340. During the nine month period ended February 28, 1998, the Company financed its operations from cash flow generated from a outstanding receivable derived from the maturity of one life insurance policy in the amount of $27,000. As a result of the 2x Acquisition, the Company's cash position increased dramatically. As of February 28, 1999, the Company had a cash position of $1,455,051 (including $1,123,000 of restricted cash), compared to $2,003 at the end of February 1998.

         The relevant terms of the 2X Acquisition provide for the Company to tender a total purchase price of $4.5 million. Of this purchase price, $1 million has been already tendered. The Company obtained these funds by selling an aggregate of 650,000 shares of its " restricted" common stock for aggregate proceeds of $65,000 ($.10 per share). The balance was provided by the Company obtaining a loan in the amount of $935,000 from Consolidated Capital, Inc., a nonaffiliate of the Company. The principal balance accrued interest at the rate of 10.5% per annum and all principal and interest as accrued is due and payable one year from the date of the note. It is secured by all of the assets of the Company.

         The balance of $3.5 million is due pursuant to the terms of two promissory notes, including one note in the principal amount of $3.1 million, with the other in the principal amount of $400,000 (the "Notes"). The $3.1 million Note is secured by a Security Agreement, Financing Statements, a Pledge Agreement, and Guaranties. Terms of the $3.1 million Note provide for repayment at an interest rate of the Prime Rate as announced daily in The Wall Street Journal with a balloon payment to be paid 120 days after the Closing Date. Failure to pay off this Loan in full within such 120-day period shall cause the Loan interest rate to be increased to the Prime Rate plus 1% as announced daily by The Wall Street Journal. In the event the Company fails to pay off this Loan in full within 210 days after the Closing Date, it has the option to buy a month-to-month extension at the cost of Fifty Thousand Dollars ($50,000.00) per month to be paid monthly, on the first of each month, to the Sellers in addition to the balloon principal amounts owed and accruing interest as described above. Failure to make the full balloon payment of principal and interest within one
(1) year after the Closing Date or to timely make any of the extension payments shall permit Sellers, at their option, to exercise any and all remedies set forth in the applicable Loan documents.

         The $400,000 Note, which is payable to the principal member of 2X, accrues interest at a rate consistent with the $3.1 million Note described above and is due and payable in eleven (11) installments of $30,000 of principal each, plus accrued interest on the unpaid principal balance to the date of each installment payment, commencing on the 1st day of April 1999 and continuing on the same day of each and every consecutive month thereafter through and including the 1st day of February, 2000, plus one final installment of the entire unpaid principal and accrued interest on or before February 16, 2001.

         Relevant to the Company's prior viatical settlement business, in June 1995, Terry Whiteside, the Company's former President loaned the Company the principal sum of $42,340, which the Company utilized to purchase its initial insurance policy with a face value of $58,000. In August 1995, Ms. Whiteside loaned the Company the principal sum of $58,000. Additionally in August 1995, a minority shareholder of the Company loaned the Company the principal sum of $75,000. Each of these aforesaid loans are unsecured and all have been extended until August 1999 by the mutual consent of the parties, with interest accruing at the rate of 7% per annum. The Company utilized the proceeds of these loans to purchase insurance policies.

     The Company's common stock shares are currently traded on the NASDAQ over the counter Bulletin Board using the trading symbol "UASG".

Year 2000 Disclosure

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. As a result of the recent 2X
Acquisition, management has recently begun a review of the Company's current computer systems and as of the date of this report, it appears that the Company's computer systems are not Y2K compliant. In order to make the Company's computer system compliant, the Company will need to upgrade the two databases utilized by the Company, including Foxpro 2.6, which runs the Genesis database, which is required for all invoices and is the main company database and is of particular concern to management, and Telemagic. It is expected that the upgrades to Telemagic will be minor. The Company is presently contemplating purchasing the latest version of Foxpro, rather than attempt to upgrade. The
Company also utilizes Mas90 accounting software. Mas90 claims that the acquisition of upgrades will make this software Y2K compliant. From a preliminary analysis provided by outside consultants, management believes that it will cost approximately $250,000 to bring the current system compliant. The Company has commenced the process necessary to bring the system into conformity with all Y2K issues and it is anticipated that this will be accomplished by the end of calendar 1999.

The Company believes that the potential impact, if any, of these systems not being Y2K compliant will, at most, require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue its sales activities. The Company will be initiating formal communications with its significant suppliers, business associates and customers to determine the extent to which the Company is vulnerable to those third parties failure to correct their own Year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

The Company has determined it has limited or no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties. The Company will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K

         On February 18, 1999, the Company filed a report on Form 8-K, advising of the 2X Acquisition described herein. The contents of this Form 8-K are hereby incorporated by referenced as if set forth.

USAsurance Group, Inc.
Consolidated Balance Sheet
-----------------------------------------------------------------
                                           Unaudited    Audited
                                            February      May
                                            28, 1999    31, 1998
                                           ----------  ---------
ASSETS
Current Assets:
Cash                                       $1,455,051  $   2,003
Inventory                                   1,635,646          0
Other Current Assets                          464,412          0
                                           ----------  ---------
Total Current Assets                        3,555,109      2,003
                                           ----------  ---------
Property and Equipment                      1,565,775      3,890
  Less Accumulated Depreciation                (2,089)    (1,558)
                                           ----------  ---------
Net Property and Equipment                  1,563,686      2,332
                                           ----------  ---------
Other Assets
Goodwill                                    3,894,578          0
Other Assets                                  491,663    407,776
                                           ----------  ---------
Total Other Assets                          4,386,241    407,776
                                           ----------  ---------
TOTAL ASSETS                               $9,505,036  $ 412,111
                                           ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt          $   81,653          0
Accounts Payable                            1,870,669     18,703
Other Current Liabilities                   2,471,391     14,608
                                           ----------  ---------
Total Current Liabilities                   4,423,713     33,311
                                           ----------  ---------
Long-Term Debt - Related Party                111,840    103,340
Long-Term Debt - Other                        361,364     75,000
Long-Term Debt - Acquisition                3,835,000          0
                                           ----------  ---------
Total Long-Term Debt                        4,308,204    178,340
                                           ----------  ---------
TOTAL LIABILITIES                           8,731,917    211,651
                                           ----------  ---------
SHAREHOLDERS' EQUITY

Other Shareholder Equity                    1,068,548    401,748

Retained Earnings (Deficit)                  (295,429)  (201,288)
                                           ----------  ---------
TOTAL SHAREHOLDERS' EQUITY                    773,119    200,460
                                           ----------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $9,505,036  $ 412,111
                                           ==========  =========
     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Unaudited Consolidated Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         3 Month       3 Month
                            Period Ended Period Ended
                                         February      February
                                         28, 1999      28, 1998
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                         600         8,250
Depreciation                                    177           177
Legal And Accounting                          2,645         1,674
Professional Services                             0             0
Rent                                              0           500
Stock Transfer                                  408             0
Telephone                                         0             0
Travel                                            0             0
                                       ------------  ------------
Total                                         3,830        10,601
                                       ------------  ------------
Net (Loss) Before Other Income               (3,830)      (10,601)
                                       ============  ============

Other Income (Expense)

Interest Income                                   0           829
Other Income                                      0           500
Interest Expense                             (3,571)       (3,121)
                                       ------------  ------------
Total Other Income (Expense)                 (3,571)       (1,792)
                                       ------------  ------------
Net (Loss)                             $     (7,401) $    (12,393)
                                       ============  ============

Basic & Diluted (Loss)
  Per Common Share                           ($0.00)       ($0.01)
                                       ============  ============

Weighted Average Common Shares
  Outstanding                             1,674,333     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Unaudited Consolidated Statement Of Operations
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                       Period Ended Period Ended
                                         February      February
                                         28, 1999      28, 1998
                                       ------------  ------------
Income:                                $          0  $          0

General & Administrative Expenses:

Compensation - Officers                       1,800        24,750
Depreciation                                    531           531
Legal And Accounting                         28,838        13,610
Office                                            6         5,739
Professional Services                             0         7,500
Rent                                              0         1,538
Stock Transfer                                  587             0
Telephone                                         0         1,566
Travel                                            0         2,476
                                       ------------  ------------
Total                                        31,762        57,710
                                       ------------  ------------
Net (Loss) Before Other Income              (31,762)      (57,710)
                                       ============  ============

Other Income (Expense)

Interest Income                                   0         1,329
Other Income                                      0           500
Interest Expense                            (10,613)       (9,258)
                                       ------------  ------------
Total Other Income (Expense)                (10,613)       (7,429)
                                       ------------  ------------
Net (Loss)                             $    (42,375) $    (65,139)
                                       ============  ============

Basic (Loss) Per Common Share                ($0.03)       ($0.04)
                                       ============  ============

Weighted Average Common Shares
  Outstanding                             1,601,714     1,566,000
                                       ============  ============

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Consolidated Statement Of Cash Flows
-----------------------------------------------------------------
                                        Unaudited     Unaudited
                                         9 Month       9 Month
                                        Period Ended Period Ended
                                         February      February
                                         28, 1999      28, 1998
                                       ------------  ------------
Net (Loss)                             $    (42,375) $    (65,139)

Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
Depreciation                                    531           531
Contributed Services And Rent                 1,800        26,250

Changes In Operating Assets
  And Liabilities:
(Increase) Decrease In Receivable                 0        27,000
(Increase) in Interest Receivable                 0        (1,250)
(Increase) In Purchased Life
  Insurance Policies                              0          (776)
Decrease In Deposits
  With Insurance Companies                        0        38,476
Increase In Accounts Payable                  9,935         5,075
Increase In Interest Payable                 10,613         2,258
                                       ------------  ------------
  Net Flows From Operations                 (19,496)       32,425

Cash Flows From Investing Activities:
Purchase of Business                     (1,000,000)            0
                                       ------------  ------------
  Net Cash Flows From Investing          (1,000,000)            0
                                       ------------  ------------
Cash Flows From Financing Activities:
Loans Made To Other Parties                       0       (50,000)
Funds Received From Loans                    17,991        22,000
Payments Made on Loans                            0        (4,000)
Common Stock                                 65,000             0
Cash From Acquisition                     1,454,553             0
Funds Borrowed for Acquisition
  of Assets                                 935,000             0
                                       ------------  ------------
  Cash Flows From Financing               2,472,544       (32,000)
                                       ------------  ------------
Net Increase In Cash                      1,453,048           425
Cash At Beginning Of Period                   2,003           729
                                       ------------  ------------
Cash At End Of Period                  $  1,455,051  $      1,154
                                       ============  ============
Summary Of Non-Cash Investing
  And Financing Activities:
Reclass Trade Payable to Note Payable  $      9,491  $          0
                                       ============  ============
Note Payable for Purchase of Business  $  3,500,000
                                       ============
      The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

USAsurance Group, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended February 28, 1999
-------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim periods ended February 28, 1999 and February 28, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended February 28, 1999 are not necessarily indicative of the results expected for the fiscal year ended May 31, 1999.

Note 2 - Acquisition of Assets
------------------------------

On February 16, 1999, the Company entered into an agreement to purchase all of the assets and assume the liabilities related to such assets from 2Xtreme Performance International LLC ("2Xtreme"), a Texas limited liability company. 2Xtreme is a direct response marketing business with a networking marketing component dealing in vitamins and dietary supplements.

The assets were paid for by Akahi Corp., a newly created wholly owned subsidiary of the Company. Akahi paid $1,000,000 to the seller at closing, $935,000 of which was borrowed and $65,000 of which was generated through the sale of 650,000 shares of the Company's common stock. The balance of the purchase price ($4.6 million) is due pursuant to two promissory notes, one for $3.1 million and one in the principal amount of $400,000.

The acquisition has been accounted for as a purchase and for accounting purposes will be considered effective February 29, 1999. The operations of 2Xtreme will be consolidated with those of the Company beginning March 1, 1999.

Note 3 - Pro Forma Financial Information
----------------------------------------

The following pro forma financial information is presented as if 2Xtreme had been acquired at the beginning of the respective periods:

                                 3 Months Ended                  9 Months Ended
                                  Feb. 28, 1999                   Feb. 28, 1999
                                  ------------                     ------------
Revenues                           $  9,554,939                   $ 31,775,743
Net Income (Loss)                       277,352                       (143,449)
Net Income (Loss) Per Share                 .17                           (.09)

                                   SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USAsurance Group, Inc.
                                   (Registrant)

                                   Dated:  April 19, 1999


                                   By:/s Peter L. Hirsch
                                      ----------------------
                                   Peter L. Hirsch, President

                             USAsurance Group, Inc.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . 18